Form 10-Q
period 2014-03-31
American Energy Capital Partners, LP
filed 2014-06-20
CIK 1591834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-192852
American Energy Capital Partners, LP
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-4076419
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

(212) 415-6500
(Registrant’s Telephone Number, Including Area Code)

Not applicable
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☐
No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 18, 2014, we had 111,110 Common Units outstanding.

PART I

Item 1. Financial Statements.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Cash	$103,920	$209,469
Deferred offering costs	1,029,295	561,952
Total assets	$1,133,215	$771,421

LIABILITIES AND PARTNERS' DEFICIT
Accounts payable and accrued expenses	$378,739	$252,117
Due to affiliate	857,181	621,825
Total liabilities	1,235,920	873,942
Commitments and contingencies (Note 5)
Partners' deficit	(102,705)	(102,521)
Total liabilities and partners' deficit	$1,133,215	$771,421

The accompanying notes are an integral part of these statements.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

Three Months Ended March 31, 2014

Income	$—
Expenses
Bank fees	184
Total expenses	184
Net loss	$(184)

The accompanying notes are an integral part of this statement.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
(Unaudited)

Partners' Deficit
December 31, 2013	$(102,521)
Net loss	(184)
March 31, 2014	$(102,705)

The accompanying notes are an integral part of this statement.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Three Months Ended March 31, 2014
Cash flows from operating activities:
Net loss	$(184)
Net cash used in operating activities:	(184)

Cash flows from financing activities:
Payment of equity offering costs	(105,365)
Net cash used in financing activities	(105,365)

Net change in cash	(105,549)
Cash and cash equivalents, beginning of period	209,469
Cash and cash equivalents, end of period	$103,920

Supplemental disclosures on non-cash financing activities:
Deferred offering costs in accounts payable and accrued expenses	$126,622
Deferred offering costs in due to affiliate	$235,356

The accompanying notes are an integral part of this statement.

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Note 1 — Organization and Proposed Business Operations
American Energy Capital Partners, LP and its consolidated subsidiary, AECP Operating Company, LLC (together, the “Partnership”), were both formed in Delaware on October 30, 2013. The general partner is American Energy Capital Partners GP, LLC (the “General Partner”), which was formed in Delaware on October 30, 2013 and is wholly owned by AR Capital Energy Holdings, LLC (the "Sponsor"). The Sponsor is under common ownership with AR Capital, LLC. As of March 31, 2014, the Partnership was wholly owned by the General Partner and American Energy Capital Limited Partner, LLC, an entity wholly owned by the General Partner. Further as of March 31, 2014, American Energy Capital Limited Partner, LLC is the only limited partner as the offering had not commenced or been declared effective by the U.S. Securities and Exchange Commission (the “SEC”).
The Partnership intends to offer for sale a maximum of 100.0 million common units representing limited partnership interests ("Common Units") at a per unit price of $20.00 on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-1 (File No. 333-192852) (the “Offering”) filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act").
The Partnership will have no officers, directors or employees. Instead, the General Partner will manage the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership will be made by the board of directors of the General Partner and its officers. The Partnership will enter into a management services agreement (the “Management Agreement”) with AECP Management, LLC (the “Manager”). The General Partner will have full authority to direct the activities of the Manager under the Management Agreement. The Manager will provide the Partnership with management and operating services regarding substantially all aspects of operations. Realty Capital Securities, LLC (the "Dealer Manger"), an affiliate of the Sponsor, serves as the dealer manger of the Offering.
The Partnership was formed to acquire, develop, operate, produce and sell working and other interests in producing and non-producing oil and gas properties located onshore in the United States. The Partnership will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and non-producing oil and gas properties.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying consolidated financial statements of the Partnership included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Partnership's registration statement on Form S-1 (File No. 333-192852) filed with the SEC on March 13, 2014.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Cash
Cash includes cash in bank accounts. The Partnership deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit.

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

Organizational Costs
Organizational costs may include accounting, legal and regulatory fees incurred related to the formation of the Partnership. Organizational costs are expensed as incurred.
Offering and Related Costs
Offering costs may represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the sale of the Partnership’s Common Units. These costs are capitalized as deferred offering costs on the Consolidated Balance Sheets and reclassified to partners’ equity when the Offering becomes effective.
Taxes
The Partnership is a disregarded entity for tax purposes. The Partnership will pay no taxes but rather the activities of the Partnership will pass through to and be reflected on the tax returns of the partners.
Note 3 — Manager and the Management Agreement
The Partnership will enter into the Management Agreement with the Manager to provide the Partnership with management and operating services regarding substantially all aspects of operations. All services provided by the Manager will be under and subject to the supervision of the General Partner.
Under the Management Agreement, the Manager will provide management and other services to the Partnership, including the following:

•
identifying onshore producing and non-producing oil and gas properties that the Partnership may consider acquiring, and assisting the Partnership in evaluating, contracting for and acquiring these properties and managing the development of these properties;

•	investigating and evaluating financing alternatives for any property acquisition and the ownership, development and operations of assets, and any refinancing;

•	operating, or causing one of its affiliates to operate, on the Partnership’s behalf, any properties in which the Partnership’s interest in the property is sufficient to appoint the operator;

•
overseeing the operations on properties operated by persons other than the Manager, including recommending whether the Partnership should participate in the development of such properties by the operators of the properties;

•
arranging for the marketing, transportation, storage and sale of all natural gas, natural gas liquids and oil produced from properties and procuring all supplies, materials and equipment needed in order to perform lease operations;

•	taking any actions requested by the Partnership to prepare and arrange for all or any portion of the Partnership’s assets to be sold or otherwise disposed of or liquidated; and

•
establishing cash management and risk management, including hedging, programs for the Partnership, receiving the revenues from the sale of production from properties and paying operating expenses and approved capital expenses with respect to properties.

The Management Agreement provides that the Partnership will direct the services provided under the Management Agreement, and that the Manager will determine the means or method by which those directions are carried out. The Management Agreement further provides that the Manager will conduct the day-to-day operations of the business as provided in budgets that the Manager will prepare and the Partnership will have the right to approve and review on a quarterly basis. The Management Agreement also contains a list of activities in which the Manager will not engage without prior approval of the Partnership.
Commencing with a payment for the month of the initial closing, and for each month thereafter through the final termination date of the Offering, the Partnership will pay the Manager a monthly management fee equal to an annual rate of 3.5% of the sum of: (i) the capital contributions made by holders of Common Units from the initial closing through the final termination date of the Offering; and (ii) the average outstanding indebtedness of the Partnership during the preceding month for each month through the final termination date of the Offering.
For each month beginning with the first month following the final termination date of the Offering, the Partnership will pay a monthly management fee equal to an annual rate of 5.0%, which will be paid four-fifths to the Manager and one-fifth to the General Partner, of the sum of: (i) the capital contributions made by holders of Common Units; and (ii) the average outstanding

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

indebtedness during the preceding month.
The management fee includes the Manager’s general and administrative overhead expenses and the Manager will not receive a separate reimbursement of its general and administrative expenses from any source other than the monthly management fee. However, the Manager will receive reimbursement of its direct expenses paid to third-parties.
In conjunction with the acquisition cost of producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager pursuant to its obligations under the Management Agreement in connection with the identification, evaluation and acquisition of oil and gas properties by the Partnership from time to time, the Manager will be entitled to receive an acquisition fee equal to 2% of the contract price (including when paid any carried interest or deferred payment consideration) for each property acquired other than any property acquired by the Partnership from the Manager or any of the Manager's affiliates. The Manager will also be entitled to reimbursements of acquisition expenses up to 1% of the contract price for each property acquired, with the aggregate amount of the acquisition fee and reimbursement of acquisition expenses not to exceed 3% of the contract price for each property acquired.
When the Manager operates the Partnership’s properties pursuant to a model form operating agreement, it will receive reimbursement at actual cost for all direct expenses incurred by it on behalf of the Partnership, including expenses to gather, transport, process, treat and market the Partnership’s oil and natural gas production; and well supervisory fees at competitive rates for maintaining and operating the wells during drilling and producing operations.
During the three months ended March 31, 2014, no fees had been incurred by or paid to the Manager under the Management Agreement.
Note 4 — Related Party Transactions and Arrangements
Fees Paid in Connection with the Offering
Realty Capital Securities, LLC, an entity under common ownership with the General Partner, will be the Dealer Manager. The Dealer Manager will receive fees and compensation in connection with the sale of the Common Units. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds of the Offering. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds of the Offering as a dealer manager fee.
The General Partner, its affiliates and entities under common ownership with the General Partner receive compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager.
The Partnership is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of March 31, 2014, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $1.1 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.
During the three months ended March 31, 2014, $28,081 of related party costs were incurred by the Partnership in connection with the Offering.
As of March 31, 2014, the Partnership had a due to affiliate comprised of $621,825 to the General Partner, $207,275 to the Manager and $28,081 to other affiliates for costs incurred by the Partnership. As of December 31, 2013, the Partnership had a payable of $621,825 to the General Partner for costs incurred by the Partnership.
Fees paid in Connection with Operations of the Partnership
The Partnership will reimburse the General Partner on a monthly basis for its allocable portion of administrative costs and third-party expenses it incurs or payments it makes on behalf of the Partnership. Administrative costs include all customary and routine expenses incurred by the General Partner for the conduct of Partnership administration, including legal, finance, accounting, secretarial, travel, office rent, telephone, data processing and other items of a similar nature. Administrative costs do not include any organization and offering expenses incurred by the General Partner and its affiliates. Administrative costs and other charges for goods and services must be fully supportable as to the necessity thereof and the reasonableness of the amount charged.

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2014
(Unaudited)

In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager and the General Partner in connection with the disposition of Partnership properties from time to time, the Manager and the General Partner will receive reimbursement of their respective costs incurred in connection with such activities, plus a fee equal to 1.0% of the contract sales price (including when paid any deferred payment or “earn out” amounts), which will be paid one-half to each of the Manager and the General Partner.
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the prospectus, but including the Partnership’s initial revolving credit facility) and in consideration for the services to be performed by the General Partner and the Manager in connection therewith, the General Partner and the Manager will receive a financing coordination fee equal to an aggregate of 0.75% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), which will be paid two-thirds to the Manager and one-third to the General Partner.
On the initial closing date, the Partnership will issue incentive distribution rights to the General Partner and an affiliate of the Manager ("Holdings"). The incentive distribution rights will be issued 50% to the General Partner and 50% to Holdings.
Upon a sale of all or substantially all of the properties, the incentive distribution rights will entitle the General Partner and Holdings, as holders of the incentive distribution rights, to receive a one-time incentive performance payment in cash equal to 12.5% each of the aggregate sale price of the properties net of expenses and of the payment of all debts and obligations, minus the excess, if any, of:

•	$20.00 per outstanding Common Unit (the original purchase price per Common Unit), less

•	the amount previously distributed after the final termination date of the Offering on the outstanding Common Units.
The Manager will also be entitled to other fees per the Management Agreement. See Note 3 - Manager and the Management Agreement.
During the three months ended March 31, 2014, no fees were incurred or paid in connection with the operations of the Partnership.
Note 5 — Commitments and Contingencies
In the ordinary course of business, the General Partner may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Partnership.
Note 6 — Subsequent Events
The Partnership has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements except for the following transactions:
On May 8, 2014, the SEC declared effective the Partnership's Registration Statement on Form S-1 (File No. 333-192852) filed under the Securities Act and the Partnership commenced its Offering on a “reasonable best efforts” basis of up to a maximum of $2.0 billion of Common Units, consisting of up to 100.0 million Common Units.
On June 16, 2014, the Partnership commenced business operations after raising $2 million of gross proceeds, the amount required for the Partnership to release equity proceeds from escrow.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the accompanying unaudited financial statements of American Energy Capital Partners, LP and its consolidated subsidiary (the “Partnership”) and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms “we,” “our” and “us” refer to the Partnership.
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our use of the proceeds of the Offering (as defined below);

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our partners;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	other factors set fourth under the caption "Risk Factors" in our registration statement on Form S-1 (File No. 333-192852)
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason.
You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview
American Energy Capital Partners, LP and its consolidated subsidiary, AECP Operating Company, LLC (together, the “Partnership”), were both formed in Delaware on October 30, 2013. The general partner is American Energy Capital Partners GP, LLC (the “General Partner”), which was formed in Delaware on October 30, 2013 and is wholly owned by AR Capital Energy Holdings, LLC (the "Sponsor"). The Sponsor is under common ownership with AR Capital, LLC. As of March 31, 2014, the Partnership was wholly owned by the General Partner and American Energy Capital Limited Partner, LLC, an entity wholly owned by the General Partner. Further as of March 31, 2014, American Energy Capital Limited Partner, LLC is the only limited partner as the offering had not commenced or been declared effective by the U.S. Securities and Exchange Commission (the “SEC”).
The Partnership intends to offer for sale a maximum of 100.0 million common units representing limited partnership interests ("Common Units") at a per unit price of $20.00 on a “reasonable best efforts” basis, pursuant to a registration statement on Form S-1 (File No. 333-192852) (the “Offering”) filed with the SEC under the Securities Act of 1933, as amended (the "Securities Act").
The Partnership will have no officers, directors or employees. Instead, the General Partner will manage the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership will be made by the board of directors of the General Partner and its officers. The Partnership will enter into a management services agreement (the “Management Agreement”) with AECP Management, LLC (the “Manager”). The General Partner will have full authority to direct the activities of the Manager under the Management Agreement. The Manager will provide the Partnership with management and operating services regarding substantially all aspects of operations. Realty Capital Securities, LLC (the "Dealer Manger"), an affiliate of the Sponsor, serves as the dealer manger of the Offering.
The Partnership was formed to acquire, develop, operate, produce and sell working and other interests in producing and non-producing oil and gas properties located onshore in the United States. The Partnership will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and non-producing oil and gas properties.

Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying consolidated financial statements of the Partnership included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Partnership's registration statement on Form S-1 (File No. 333-192852) filed with the SEC on March 13, 2014.
Use of Estimates
The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ materially from those estimates.
Cash
Cash includes cash in bank accounts. The Partnership deposits cash with high quality financial institutions. These deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit.
Organizational Costs
Organizational costs may include accounting, legal and regulatory fees incurred related to the formation of the Partnership. Organizational costs are expensed as incurred.
Offering and Related Costs
Offering costs may represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the sale of the Partnership’s Common Units. These costs are capitalized as deferred offering costs on the Consolidated Balance Sheets and reclassified to partners’ equity when the Offering becomes effective.
Taxes
The Partnership is a disregarded entity for tax purposes. The Partnership will pay no taxes but rather the activities of the Partnership will pass through to and be reflected on the tax returns of the partners.
Results of Operations
The Partnership was formed to enable investors to invest in oil and gas properties located onshore in the United States. Our primary objectives are:

•	to acquire producing and non-producing oil and gas properties with development potential and to enhance the value of our properties through drilling and other development activities;

•
to make distributions to the holders of our Common Units, although our partnership agreement does not require that we make regular monthly or quarterly distributions, our General Partner intends to distribute on a monthly basis, commencing with the fourth whole month following the initial closing date, to the holders of Common Units cash equal to a non-compounded 6.0% annual rate, which begins to accrue on the initial closing date, or, if later, begins to accrue on the date on which we received the holders of Common Units subscription proceeds, on the $20.00 original purchase price per unit, or a targeted annual rate of $1.20 per unit, which we refer to as the targeted distribution;

•
beginning five to seven years after the initial closing date, to engage in a liquidity transaction in which we will sell our properties and distribute the net sales proceeds to our partners or list our Common Units on a national securities exchange; and

•	to enable our holders of Common Units to invest in oil and gas properties in a tax efficient manner.
Currently, we have not commenced business operations. Because we have not acquired any assets, our management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
Liquidity and Capital Resources
Our General Partner plans to satisfy our liquidity requirements from the following:

•	subscription proceeds of this offering;

•	cash flow from future operations; and

•	our borrowings, including the credit facility we intend to obtain after the initial closing date.
If the Partnership requires additional funds for cost overruns or additional development or remedial work after a well begins producing, then these funds may be provided by:

•
subscription proceeds, if available, which may result in us either acquiring fewer properties or drilling fewer wells, or both, or we may acquire a lesser ownership interest in one or more properties and wells;

•
additional borrowings under the credit facility we intend to obtain after the initial closing date, which borrowings will not exceed at any given time an amount equal to 50% of our total capitalization as determined on an annual basis; or

•	retaining our revenues from operations or the proceeds from sales of our properties.
All borrowed amounts must be without recourse to investors. Also, we may enter into agreements and financial instruments relating to hedging up to 75% of our oil and natural gas production and pledging up to 100% of our assets and reserves in connection therewith. Our repayment of any borrowings would be from our production revenues or the sale of our properties and other assets and would reduce or delay our cash distributions to holders of Common Units.
Distributions
As of March 31, 2014, we have not paid any distributions. Although our partnership agreement does not require that we make regular monthly or quarterly distributions, our General Partner intends to distribute on a monthly basis, commencing with the fourth whole month following the initial closing date, to the holders of Common Units cash equal to a non-compounded 6.0% annual rate, which begins to accrue on the initial closing date, or, if later, begins to accrue on the date on which we received the holders of Common Units subscription proceeds, on the $20.00 original purchase price per Common Unit, or a targeted annual rate of $1.20 per Common Unit, which we refer to as the targeted distribution. All or a portion of the distributions made to holders of Common Units may be deemed a return of capital for U.S. Federal income tax.
Although there is no limitation on the amount of distributions that can be funded from offering proceeds or financing proceeds, we may not borrow funds for purposes of distributions, if the amount of those distributions would exceed our accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to those revenues. The determination of such revenues and costs shall be made in accordance with U.S. GAAP, consistently applied.
Manager and the Management Agreement
The Partnership will enter into the Management Agreement with the Manager to provide the Partnership with management and operating services regarding substantially all aspects of operations. All services provided by the Manager will be under and subject to the supervision of the General Partner.
Under the Management Agreement, the Manager will provide management and other services to the Partnership, including the following:

•
identifying onshore producing and non-producing oil and gas properties that the Partnership may consider acquiring, and assisting the Partnership in evaluating, contracting for and acquiring these properties and managing the development of these properties;

•	investigating and evaluating financing alternatives for any property acquisition and the ownership, development and operations of assets, and any refinancing;

•	operating, or causing one of its affiliates to operate, on the Partnership’s behalf, any properties in which the Partnership’s interest in the property is sufficient to appoint the operator;

•
overseeing the operations on properties operated by persons other than the Manager, including recommending whether the Partnership should participate in the development of such properties by the operators of the properties;

•
arranging for the marketing, transportation, storage and sale of all natural gas, natural gas liquids and oil produced from properties and procuring all supplies, materials and equipment needed in order to perform lease operations;

•	taking any actions requested by the Partnership to prepare and arrange for all or any portion of the Partnership’s assets to be sold or otherwise disposed of or liquidated; and

•
establishing cash management and risk management, including hedging, programs for the Partnership, receiving the revenues from the sale of production from properties and paying operating expenses and approved capital expenses with respect to properties.

The Management Agreement provides that the Partnership will direct the services provided under the Management Agreement, and that the Manager will determine the means or method by which those directions are carried out. The Management Agreement further provides that the Manager will conduct the day-to-day operations of the business as provided in budgets that the Manager will prepare and the Partnership will have the right to approve and review on a quarterly basis. The Management Agreement also contains a list of activities in which the Manager will not engage without prior approval of the Partnership.
Commencing with a payment for the month of the initial closing, and for each month thereafter through the final termination date of the Offering, the Partnership will pay the Manager a monthly management fee equal to an annual rate of 3.5% of the sum of: (i) the capital contributions made by holders of Common Units from the initial closing through the final termination date of the Offering; and (ii) the average outstanding indebtedness of the Partnership during the preceding month for each month through the final termination date of the Offering.
For each month beginning with the first month following the final termination date of the Offering, the Partnership will pay a monthly management fee equal to an annual rate of 5.0%, which will be paid four-fifths to the Manager and one-fifth to the General Partner, of the sum of: (i) the capital contributions made by holders of Common Units; and (ii) the average outstanding indebtedness during the preceding month.
The management fee includes the Manager’s general and administrative overhead expenses and the Manager will not receive a separate reimbursement of its general and administrative expenses from any source other than the monthly management fee. However, the Manager will receive reimbursement of its direct expenses paid to third-parties.
In conjunction with the acquisition cost of producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager pursuant to its obligations under the Management Agreement in connection with the identification, evaluation and acquisition of oil and gas properties by the Partnership from time to time, the Manager will be entitled to receive an acquisition fee equal to 2% of the contract price (including when paid any carried interest or deferred payment consideration) for each property acquired other than any property acquired by the Partnership from the Manager or any of the Manager's affiliates. The Manager will also be entitled to reimbursements of acquisition expenses up to 1% of the contract price for each property acquired, with the aggregate amount of the acquisition fee and reimbursement of acquisition expenses not to exceed 3% of the contract price for each property acquired.
When the Manager operates the Partnership’s properties pursuant to a model form operating agreement, it will receive reimbursement at actual cost for all direct expenses incurred by it on behalf of the Partnership, including expenses to gather, transport, process, treat and market the Partnership’s oil and natural gas production; and well supervisory fees at competitive rates for maintaining and operating the wells during drilling and producing operations.
During the three months ended March 31, 2014, no fees had been incurred by or paid to the Manager under the Management Agreement.
Related Party Arrangements
Fees Paid in Connection with the Offering
Realty Capital Securities, LLC, an entity under common ownership with the General Partner, will be the Dealer Manager. The Dealer Manager will receive fees and compensation in connection with the sale of the Common Units. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds of the Offering. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds of the Offering as a dealer manager fee.
The General Partner, its affiliates and entities under common ownership with the General Partner receive compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager.
The Partnership is responsible for organizational and offering costs from the ongoing Offering, excluding commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of March 31, 2014, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $1.1 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.

During the three months ended March 31, 2014, $28,081 of related party costs were incurred by the Partnership in connection with the Offering.
As of March 31, 2014, the Partnership had a due to affiliate comprised of $621,825 to the General Partner, $207,275 to the Manager and $28,081 to other affiliates for costs incurred by the Partnership. As of December 31, 2013, the Partnership had a payable of $621,825 to the General Partner for costs incurred by the Partnership.
Fees paid in Connection with Operations of the Partnership
The Partnership will reimburse the General Partner on a monthly basis for its allocable portion of administrative costs and third-party expenses it incurs or payments it makes on behalf of the Partnership. Administrative costs include all customary and routine expenses incurred by the General Partner for the conduct of Partnership administration, including legal, finance, accounting, secretarial, travel, office rent, telephone, data processing and other items of a similar nature. Administrative costs do not include any organization and offering expenses incurred by the General Partner and its affiliates. Administrative costs and other charges for goods and services must be fully supportable as to the necessity thereof and the reasonableness of the amount charged.
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager and the General Partner in connection with the disposition of Partnership properties from time to time, the Manager and the General Partner will receive reimbursement of their respective costs incurred in connection with such activities, plus a fee equal to 1.0% of the contract sales price (including when paid any deferred payment or “earn out” amounts), which will be paid one-half to each of the Manager and the General Partner.
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the prospectus, but including the Partnership’s initial revolving credit facility) and in consideration for the services to be performed by the General Partner and the Manager in connection therewith, the General Partner and the Manager will receive a financing coordination fee equal to an aggregate of 0.75% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), which will be paid two-thirds to the Manager and one-third to the General Partner.
On the initial closing date, the Partnership will issue incentive distribution rights to the General Partner and an affiliate of the Manager ("Holdings"). The incentive distribution rights will be issued 50% to the General Partner and 50% to Holdings.
Upon a sale of all or substantially all of the properties, the incentive distribution rights will entitle the General Partner and Holdings, as holders of the incentive distribution rights, to receive a one-time incentive performance payment in cash equal to 12.5% each of the aggregate sale price of the properties net of expenses and of the payment of all debts and obligations, minus the excess, if any, of:

•	$20.00 per outstanding Common Unit (the original purchase price per Common Unit), less

•	the amount previously distributed after the final termination date of the Offering on the outstanding Common Units.
During the three months ended March 31, 2014, no fees were incurred or paid in connection with the operations of the Partnership.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Currently, we have not commenced business operations. Because we have not acquired any assets, borrowed any funds or purchased or sold any derivative, we are currently not exposed to interest rate or foreign currency market risks.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we, under the supervision and with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the three months ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1. Legal Proceedings.
At the end of the period covered by this Quarterly Report on Form 10-Q, we are not a party to any material, pending legal proceedings.
Item 1A. Risk Factors.
Our potential risks and uncertainties are presented in the section entitled "Risk Factors" contained on Form S-1 (File No. 333-192852).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2014.
On May 8, 2014, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-192852) filed under the Securities Act and we commenced our Offering on a “reasonable best efforts” basis of up to a maximum of $2.0 billion of Common Units, consisting of up to 100.0 million Common Units.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1*	Exclusive Dealer Manager Agreement, dated as of May 8, 2014, among the Partnership, the General Partner and the Dealer Manager
3.1(1)	Certificate of Limited Partnership of the Partnership
3.2*	First Amended and Restated Agreement of Limited Partnership, dated as of May 8, 2014
3.3(1)	Certificate of Formation of the General Partner
3.4(1)	Certificate of Formation of AECP Operating Company, LLC
10.1*	Amended and Restated Subscription Escrow Agreement, dated as of June 16, 2014, among the Dealer Manager, the Partnership and UMB Bank, N.A.
10.2*	Management Services Agreement, dated as of June 16, 2014 and effective as of June 16, 2014, by and among the Manager, the Partnership, and AECP Operating Company, LLC
24(2)	Power of Attorney
31.1*
Certification of the Principal Executive Officer of the General Partner pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *
Certification of the Principal Financial Officer of the General Partner pursuant to Securities Exchange Act Rule 13a-14(a) or 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 *
Written statements of the Principal Executive Officer and Principal Financial Officer of the General Partner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 *
XBRL (eXtensible Business Reporting Language). The following materials from the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statement of Partners' Deficit; (iv) the Consolidated Statement of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith
(1)	Previously filed with the SEC with Pre-Effective Amendment No. 1 to the Partnership’s Registration Statement on Form S-1 on February 13, 2014.
(2)	Previously filed with the SEC with the Partnership’s Registration Statement on Form S-1 on December 13, 2013.

AMERICAN ENERGY CAPITAL PARTNERS, LP

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY CAPITAL PARTNERS, LP

By: American Energy Capital Partners GP, LLC, the Registrant's General Partner

Dated: June 19, 2014	By: /s/ Edward M. Weil, Jr. Name: Edward M. Weil, Jr. Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: June 19, 2014	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)