Form 10-Q
period 2014-06-30
American Energy Capital Partners, LP
filed 2014-08-11
CIK 1591834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

As of July 31, 2014, the Partnership had 111,111 Common Units outstanding.

PART I

Item 1. Financial Statements.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$734,667	$209,469
Prepaid expenses and other assets	60,812	—
Deferred offering costs	—	561,952
Total current assets	$795,479	$771,421

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$281,768	$252,117
Due to affiliate	307,569	621,825
Total current liabilities	589,337	873,942
Commitments and contingencies (Note 5)
General Partner Interest	(103,685)	—
Limited Partners, 111,111 and 0 Common Units issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	309,827	—
Accumulated deficit	—	(102,521)
Partners' equity (deficit)	206,142	(102,521)
Total liabilities and partners' equity (deficit)	$795,479	$771,421

The accompanying notes are an integral part of these statements.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Income	$—	$—
Expenses
Bank fees	—	184
Insurance expense	43,167	43,167
Interest expense	473	473
Professional fees	30,000	30,000
Total expenses	73,640	73,824
Net loss	(73,640)	(73,824)
Less: General partner interest in net loss	—	(184)
Limited partners' interest in net loss	$(73,640)	$(73,640)

Net loss per common unit (basic and diluted)*	$(0.66)	$(0.66)
Weighted average common units outstanding (basic and diluted)	111,111	111,111

* Net loss per Common Unit is only calculated for the period subsequent to the initial closing date as no Common Units were outstanding prior to June 16, 2014.

The accompanying notes are an integral part of these statements.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY(DEFICIT)
For the Six Months Ended June 30, 2014
(Unaudited)

	General Partner	Limited Partner
	Amount	Number of Common Units	Amount	Accumulated Deficit	Total
December 31, 2013	$—	—	$—	$(102,521)	$(102,521)
Reclassification of accumulated deficit	(103,501)	—	980	102,521	—
Issuance of Common Units	—	111,111	2,000,000	—	2,000,000
Offering costs	—	—	(1,617,513)	—	(1,617,513)
Net loss	(184)	—	(73,640)	—	(73,824)
June 30, 2014	$(103,685)	111,111	$309,827	$—	$206,142

The accompanying notes are an integral part of this statement.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Six Months Ended June 30, 2014
Cash flows from operating activities:
Net loss	$(73,824)
Change in assets and liabilities:
Prepaid expenses and other assets	(60,812)
Accounts payable and accrued expenses	30,000
Net cash used in operating activities:	$(104,636)

Cash flows from financing activities:
Proceeds from issuance of common units	$2,000,000
Payment of equity offering costs	(1,370,166)
Net cash provided by financing activities	$629,834

Net change in cash	$525,198
Cash and cash equivalents, beginning of period	209,469
Cash and cash equivalents, end of period	$734,667

Supplemental disclosures on non-cash financing activities:
Interest Paid	$473
Reclassification of deferred offering costs to additional paid-in capital	$1,034,795
Offering costs in accounts payable and accrued expenses	$251,768
Offering costs in due to affiliate	$307,569

The accompanying notes are an integral part of this statement.

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Note 1 — Organization and Business Operations
American Energy Capital Partners, LP and its consolidated subsidiary, AECP Operating Company, LLC (together, the “Partnership”), were both formed in Delaware on October 30, 2013. The general partner is American Energy Capital Partners GP, LLC (the “General Partner”), which was formed in Delaware on October 30, 2013 and is wholly owned by AR Capital Energy Holdings, LLC (the "ARC Sponsor"). The ARC Sponsor is under common control with AR Capital, LLC. In connection with the formation of the Partnership, the General Partner made an initial capital contribution in the amount of $20 for its general partner interest. As of June 30, 2014, the Partnership was wholly owned by the General Partner and AECP Management, LLC.
On May 8, 2014, the U.S. Securities and Exchange Commission (the "SEC") declared effective the Partnership's registration statement on Form S-1 (File No. 333-192852) (the "Registration Statement") filed under the Securities Act of 1933, as amended (the "Securities Act") and the Partnership commenced its initial public offering (the "Offering"), on a “reasonable best efforts” basis, of up to 100.0 million common units representing limited partnership interests ("Common Units") at a per unit price of $20.00. The Offering is expected to end on May 8, 2016, or two years from the effectiveness of the Registration Statement (the "final termination date"). On June 16, 2014, the Partnership commenced business operations after raising $2.0 million of gross proceeds (the "initial closing"), the amount required for the Partnership to release equity proceeds from escrow, and began the Partnership's business activities, including the acquisition and development of producing and non-producing oil and gas properties, including drilling activities.
The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership are made by the board of directors of the General Partner and its officers. The Partnership entered into a management services agreement (the “Management Agreement”) with AECP Management, LLC (the “Manager” or the "AECP Sponsor"). The General Partner will have full authority to direct the activities of the Manager under the Management Agreement. The Manager will provide the Partnership with management and operating services regarding substantially all aspects of operations. Realty Capital Securities, LLC (the "Dealer Manager"), an affiliate of the ARC Sponsor, serves as the dealer manager of the Offering.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying consolidated financial statements of the Partnership included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013, which are included in the Registration Statement.
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
Cash
Cash includes cash in bank accounts. The Partnership deposits cash with high quality financial institutions. These

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

deposits are guaranteed by the Federal Deposit Insurance Company up to an insurance limit.
Organizational Costs
Organizational costs may include accounting, legal and regulatory fees incurred related to the formation of the Partnership. Organizational costs are expensed as incurred.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Partnership’s Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Partnership may be paid by the General Partner, its affiliates and the Manager on behalf of the Partnership. On May 8, 2014, the day the Partnership commenced its Offering, offering costs were reclassified from deferred costs to to Partners' equity (deficit). Offering costs may represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Partnership's Common Units. The Partnership will reimburse the General Partner and the Manager in a combined amount of up to 1.5% of the aggregate proceeds of the Offering, payable two-thirds to the General Partner and one-third to the Manager. Neither the General Partner nor the Manager will be entitled to reimbursement for offering and organization expenses to the extent such combined expenses exceed 1.5% of the aggregate offering proceeds. (See Note 4 - Related Party Transactions and Arrangements)
Net Income/(Loss) Per Common Unit
Net income/(loss) per Common Unit is computed by dividing net income/(loss) applicable to Common Unit holders by the weighted average number of Common Units outstanding during the period. Net loss per Common Unit is only calculated for the period subsequent to the initial closing date as no Common Units were outstanding prior to June 16, 2014. Diluted net loss per Common Unit is the same as basic net loss per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of June 30, 2014.
Taxes
The Partnership is a disregarded entity for tax purposes. The Partnership will generally pay no taxes but rather the activities of the Partnership will pass through to and be reflected on the tax returns of the partners.
Recent Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board ("FASB") or other standards setting bodies that are adopted by the Partnership as of the specified effective date. Unless otherwise discussed, the Partnership believes that the impact of recently issued standards that are not yet effective will not have a material impact on its financial statements upon adoption.
Note 3 — Manager and the Management Agreement
The Partnership entered into the Management Agreement with the Manager to provide the Partnership with management and operating services regarding substantially all aspects of operations. All services provided by the Manager will be under and subject to the supervision of the General Partner.
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

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

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

The Management Agreement provides that the Partnership, through the supervision of the General Partner, will direct the services provided under the Management Agreement, and that the Manager will determine the means or method by which those directions are carried out. The Management Agreement further provides that the Manager will conduct the day-to-day operations of the business as provided in draft budgets that the Manager will prepare and the Partnership, through the supervision of the General Partner, will have the right to approve and review on a quarterly basis. The Management Agreement also contains a list of activities in which the Manager will not engage without prior approval of the Partnership and/or the General Partner.
Commencing with a payment for the month of the initial closing, and for each month thereafter through the final termination date of the Offering, the Partnership will pay the Manager a monthly management fee equal to an annual rate of 3.5% of the sum of: (i) the capital contributions made by the holders of Common Units to the Partnership from the initial closing through the last day of the preceding month; and (ii) the average outstanding indebtedness of the Partnership during the preceding month.
For each month beginning with the first month following the final termination date of the Offering, the Partnership will pay a monthly management fee equal to an annual rate of 5.0%, which will be paid four-fifths to the Manager and one-fifth to the General Partner, of the sum of: (i) the capital contributions made by the holders of Common Units to the Partnership from the initial closing through the last day of the preceding month; and (ii) the average outstanding indebtedness during the preceding month.
The management fee includes the Manager’s general and administrative overhead expenses and the Manager will not receive a separate reimbursement of its general and administrative expenses from any source other than the monthly management fee. However, the Manager will receive reimbursement of its direct expenses paid to third-parties.
In conjunction with the acquisition cost of producing and non-producing oil and gas properties (excluding any properties the Partnership may elect to acquire from the Manager or an affiliate of the Manager), the Manager will be entitled to receive an acquisition fee equal to 2% of the contract price for each property acquired. The Manager will also be entitled to reimbursements of acquisition expenses for each property acquired, with the aggregate amount of the acquisition fee and reimbursement of acquisition expenses not to exceed 3% of the contract price for each property acquired.
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
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager and the General Partner in connection with the disposition of Partnership properties from time to time, the Manager and the General Partner will receive reimbursement for their respective costs incurred in connection with such activities, plus a fee equal to 1.0% of the contract sales price of the properties (excluding any properties acquired from the Partnership by the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or “earn out” amounts), which will be paid one-half (0.5%) to each of the Manager and the General Partner. (See Note 4 - Related Party Transactions and Arrangements).
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the Registration Statement, but including the Partnership’s initial revolving credit facility) and in consideration for the services to be performed by the General Partner and the Manager in connection therewith, the General Partner and the Manager will receive a financing coordination fee equal to 0.75% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), which will be paid two-thirds (0.5%) to the Manager and one-third (0.25%) to the General Partner. (See Note 4 - Related Party Transactions and Arrangements).
During the three and six months ended June 30, 2014, no fees had been incurred by or paid to the Manager under the

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

Management Agreement.
Note 4 — Related Party Transactions and Arrangements
Fees Paid in Connection with the Offering
Realty Capital Securities, LLC, an entity which is under common control with the ARC sponsor, and an affiliate of the General Partner, will be the Dealer Manager. The Dealer Manager will receive fees and compensation in connection with the sale of the Common Units. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds of the Offering. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds of the Offering as a dealer manager fee.
The General Partner, its affiliates and the Manager receives compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager.
The Partnership is responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of June 30, 2014, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $1.5 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.
During the three and six months ended June 30, 2014, $279,488 and $307,569 of related party costs were incurred, respectively, by the Partnership in connection with the Offering.
As of June 30, 2014, the Partnership had a due to affiliate comprised of $0 to the General Partner, $0 to the Manager and $307,569 to other affiliates for costs incurred by the Partnership. As of December 31, 2013, the Partnership had a payable of $621,825 to the General Partner for costs incurred by the Partnership.
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
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the General Partner in connection with the disposition of Partnership properties from time to time, the General Partner will receive reimbursement of its respective costs incurred in connection with such activities, plus a fee equal to 0.5% of the contract sales price (excluding any properties acquired from the Partnership by the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or “earn out” amounts), payable in cash concurrently with the Manager's disposition fee for a total of 1.0%. (See Note 3 - Manager and the Management Agreement).
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the prospectus, but including the Partnership’s initial revolving credit facility) and in consideration for the services to be performed by the General Partner in connection therewith, the General Partner will receive a financing coordination fee equal to 0.25% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), payable in cash concurrently with the Manager's financing coordination fee for a total of 0.75%. (See Note 3 - Manager and the Management Agreement).
On the initial closing date, the Partnership issued incentive distribution rights to the General Partner and AECP Holdings, LLC ("Holdings"), an affiliate of the Manager. The incentive distribution rights were issued 50% to the General Partner and 50% to Holdings.
Upon a sale of all or substantially all of the Partnership's properties, the General Partner and Holdings will each be entitled to receive a one-time incentive performance payment in cash equal to 12.5% of the aggregate sale price of the Partnership's

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2014
(Unaudited)

properties net of expenses and of the payment of all debts and obligations, minus the excess, if any, of $20.00 per Common Unit (the original purchase price per Common Unit), less the amount previously distributed after the final termination date of the Offering on the outstanding Common Units.
Upon a listing of the Common Units on a national securities exchange, the General Partner and Holdings will each be entitled to receive either newly issued Common Units or newly issued subordinated units. In either case, the amount received will be equal to 12.5% of the aggregate listing performance distribution amount for all units outstanding divided by the current market price. In addition, the incentive distribution rights held by the General Partner and Holdings will entitle them to receive increasing percentages of distributions made on the Common Units above the targeted minimum quarterly distributions, which will be determined and established upon a listing of the Common Units.
The Manager will also be entitled to other fees per the Management Agreement. See Note 3 - Manager and the Management Agreement.
During the three and six months ended June 30, 2014, no fees were incurred or paid in connection with the operations of the Partnership.
Note 5 — Commitments and Contingencies
In the ordinary course of business, the General Partner may become subject to litigation or claims. There are no material legal proceedings pending or known to be contemplated against the Partnership.
Note 6 — Subsequent Events
The Partnership has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the accompanying unaudited financial statements of American Energy Capital Partners, LP and its consolidated subsidiary, AECP Operating Company, LLC (together, the “Partnership”) and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms “we,” “our” and “us” refer to the Partnership.
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	the Partnership's use of the proceeds of the Offering (as defined below);

•	the Partnership's business and investment strategy;

•	the Partnership's ability to make investments in a timely manner or on acceptable terms;

•	the Partnership's ability to make scheduled payments on our debt obligations;

•	the Partnership's ability to generate sufficient cash flows to make distributions to our partners;

•	the degree and nature of the Partnership's competition;

•	the availability of qualified personnel;

•	other factors set fourth under the caption "Risk Factors" in the Partnership's Registration Statement on Form S-1 (File No. 333-192852)
In addition, words such as “anticipate,” “believe,” “expect” and “intend” indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. The Partnership's actual results could differ materially from those implied or expressed in the forward-looking statements for any reason.
You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview
American Energy Capital Partners, LP and its consolidated subsidiary, AECP Operating Company, LLC (together, the “Partnership”), were both formed in Delaware on October 30, 2013. The general partner is American Energy Capital Partners GP, LLC (the “General Partner”), which was formed in Delaware on October 30, 2013 and is wholly owned by AR Capital Energy Holdings, LLC (the "ARC Sponsor"). In connection with the formation of the Partnership, the General Partner made an initial capital contribution in the amount of $20 for its general partner interest. The ARC Sponsor is under common control with AR Capital, LLC. As of June 30, 2014, the Partnership was wholly owned by the General Partner and AECP Management, LLC.
On May 8, 2014, the SEC declared effective the Partnership's Registration Statement filed under the Securities Act and the Partnership commenced its Offering, on a “reasonable best efforts” basis, of up to 100.0 million Common Units at a per unit price of $20.00. The final termination date is May 8, 2016, or two years from the effectiveness of the Registration Statement. On June 16, 2014, the Partnership commenced business operations after raising $2.0 million of gross proceeds (the "initial closing"), the amount required for the Partnership to release equity proceeds from escrow, and began the Partnership's business activities, including the acquisition and development of producing and non-producing oil and gas properties, including drilling activities.
The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership are made by the board of directors of the General Partner and its officers. The Partnership entered into a Management Agreement with the Manager. The General Partner will have full authority to direct the activities of the Manager under the Management Agreement. The Manager will provide the Partnership with management and operating services regarding substantially all aspects of operations. Realty Capital Securities, LLC, an affiliate of the ARC Sponsor, serves as the Dealer Manager of the Offering.
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

Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying consolidated financial statements of the Partnership included herein were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of, and for the year ended December 31, 2013, which are included in the Registration Statement.
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Partnership’s Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Partnership may be paid by the General Partner, its affiliates and the Manager on behalf of the Partnership. On May 8, 2014, the day the Partnership commenced its Offering, offering costs were reclassified from deferred costs to to Partners' equity (deficit). Offering costs may represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Partnership's Common Units. The Partnership will reimburse the General Partner and the Manager in a combined amount of up to 1.5% of the aggregate proceeds of the Offering, payable two-thirds to the General Partner and one-third to the Manager. Neither the General Partner nor the Manager will be entitled to reimbursement for offering and organization expenses to the extent such combined expenses exceed 1.5% of the aggregate offering proceeds. (See Note 4 - Related Party Transactions and Arrangements).
Net Income/(Loss) Per Common Unit
Net income/(loss) per Common Unit is computed by dividing net income/(loss) applicable to Common Unit holders by the weighted average number of Common Units outstanding during the period. Net loss per Common Unit is only calculated for the period subsequent to the initial closing date as no Common Units were outstanding prior to June 16, 2014. Diluted net loss per Common Unit is the same as basic net loss per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of June 30, 2014.
Taxes
The Partnership is a disregarded entity for tax purposes. The Partnership will generally pay no taxes but rather the activities of the Partnership will pass through to and be reflected on the tax returns of the partners.
Results of Operations
The Partnership was formed to enable investors to invest, indirectly through the Partnership, in oil and gas properties located onshore in the United States. The Partnership's primary objectives are:

•	to acquire producing and non-producing oil and gas properties with development potential and to enhance the value of the Partnership's properties through drilling and other development activities;

•
to make distributions to the holders of the Partnership's Common Units, although the Partnership's partnership agreement does not require it make regular monthly or quarterly distributions, the General Partner intends to distribute on a monthly basis, commencing with the fourth whole month following the initial closing date, to the holders of Common Units cash equal to a non-compounded 6.0% annual rate, which begins to accrue on the initial closing date, or, if later, begins to accrue on the date on which the Partnership received the subscription proceeds from the holder of Common Units, on the $20.00 original purchase price per Common Unit, or a targeted annual rate of $1.20 per unit, which we refer to as the targeted distribution;

•
beginning five to seven years after the initial closing date, to engage in a liquidity transaction in which the Partnership will sell its properties and distribute the net sales proceeds to its partners or list its Common Units on a national securities exchange; and

•	to enable the holders of Common Units to invest in oil and gas properties in a tax efficient manner.
Because the Partnership has not acquired any assets, its management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting the Partnership's targeted portfolio generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of the Partnership's assets.
On June 16, 2014, the Partnership commenced business operations after raising $2.0 million of gross proceeds, the amount required for the Partnership to release equity proceeds from escrow.
During the three and six months ended June 30, 2014, the Partnership incurred total operating expenses of $73,640 and $73,824, respectively, primarily related to bank fees, ongoing directors and officers insurance expenses and other professional expenses.
Liquidity and Capital Resources
The General Partner plans to satisfy the Partnership's liquidity requirements from the following:

•	subscription proceeds of the Offering;

•	cash flow from future operations; and

•	borrowings by the Partnership, including the credit facility the Partnership intends to enter into the future.
If the Partnership requires additional funds for cost overruns or additional development or remedial work after a well begins producing, then these funds may be provided by:

•
subscription proceeds, if available, which may result in the Partnership either acquiring fewer properties or drilling fewer wells, or both, or the Partnership may acquire a lesser ownership interest in one or more properties and wells;

•
additional borrowings under the credit facility the Partnership intends to obtain, which borrowings will not exceed at any given time an amount equal to 50% of the Partnership's total capitalization as determined on an annual basis; or

•	retaining the Partnership's revenues from operations or the proceeds from sales of the Partnership's properties.
All borrowed amounts must be without recourse to investors. Also, we may enter into agreements and financial instruments relating to hedging up to 75% of its oil and natural gas production and pledging up to 100% of its assets and reserves in connection therewith. The Partnership's repayment of any borrowings would be from its production revenues or the sale of its properties and other assets and would reduce or delay its cash distributions to holders of Common Units.
Distributions
As of June 30, 2014, the Partnership had not paid any distributions. Although the partnership agreement does not require that the Partnership make regular monthly or quarterly distributions, the General Partner intends to distribute on a monthly basis, commencing with the fourth whole month following the initial closing date, to the holders of Common Units cash equal to a non-compounded 6.0% annual rate, which begins to accrue on the initial closing date, or, if later, begins to accrue on the date on which the Partnership received the subscription proceeds from the holders of Common Units, on the $20.00 original purchase price per Common Unit, or the targeted distribution at an annual rate of $1.20 per Common Unit. All or a portion of the distributions made to holders of Common Units may be deemed a return of capital for U.S. Federal income tax.
There is no limitation on the amount of distributions that can be funded from offering proceeds or financing proceeds, except that the Partnership may not borrow funds for purposes of distributions, if the amount of those distributions would exceed the Partnership's accrued and received revenues for the previous four quarters, less paid and accrued operating costs with respect to those revenues. The determination of such revenues and costs shall be made in accordance with U.S. GAAP, consistently applied.
Manager and the Management Agreement
The Partnership entered into the Management Agreement with the Manager to provide the Partnership with management and operating services regarding substantially all aspects of operations. All services provided by the Manager will be under and subject to the supervision of the General Partner.
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

The Management Agreement provides that the Partnership, through the supervision of the General Partner, will direct the services provided under the Management Agreement, and that the Manager will determine the means or method by which those directions are carried out. The Management Agreement further provides that the Manager will conduct the day-to-day operations of the business as provided in draft budgets that the Manager will prepare and the Partnership, through the supervision of the General Partner, will have the right to approve and review on a quarterly basis. The Management Agreement also contains a list of activities in which the Manager will not engage without prior approval of the Partnership and/or the General Partner.
Commencing with a payment for the month of the initial closing, and for each month thereafter through the final termination date of the Offering, the Partnership will pay the Manager a monthly management fee equal to an annual rate of 3.5% of the sum of: (i) the capital contributions made by the holders of Common Units to the Partnership from the initial closing through the last day of the preceding month; and (ii) the average outstanding indebtedness of the Partnership during the preceding month.
For each month beginning with the first month following the final termination date of the Offering, the Partnership will pay a monthly management fee equal to an annual rate of 5.0%, which will be paid four-fifths to the Manager and one-fifth to the General Partner, of the sum of: (i) the capital contributions made by the holders of Common Units to the Partnership from the initial closing through the last day of the preceding month; and (ii) the average outstanding indebtedness during the preceding month.
The management fee includes the Manager’s general and administrative overhead expenses and the Manager will not receive a separate reimbursement of its general and administrative expenses from any source other than the monthly management fee. However, the Manager will receive reimbursement of its direct expenses paid to third-parties.
In conjunction with the acquisition cost of producing and non-producing oil and gas properties (excluding any properties the Partnership may elect to acquire from the Manager or an affiliate of the Manager), the Manager will be entitled to receive an acquisition fee equal to 2% of the contract price for each property acquired. The Manager will also be entitled to reimbursements of acquisition expenses for each property acquired, with the aggregate amount of the acquisition fee and reimbursement of acquisition expenses not to exceed 3% of the contract price for each property acquired.
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
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager and the General Partner in connection with the disposition of Partnership properties from time to time, the Manager and the General Partner will receive reimbursement for their respective costs incurred in connection with such activities, plus a fee equal to 1.0% of the contract sales price of the properties (excluding any properties acquired from the Partnership by the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or “earn out” amounts), which will be paid one-half (0.5%) to each of the Manager and the General Partner. (See Note 4 - Related Party Transactions and Arrangements).
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the Registration Statement, but including the Partnership’s initial revolving credit facility) and in consideration for the services to be performed by the General Partner and the Manager in connection therewith, the General Partner and the Manager will receive a financing coordination fee equal to 0.75% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), which will be paid two-thirds (0.5%) to the Manager and one-third (0.25%) to the General Partner. (See Note 4 - Related Party Transactions and Arrangements).
During the three and six months ended June 30, 2014, no fees had been incurred by or paid to the Manager under the Management Agreement.
Related Party Arrangements
Fees Paid in Connection with the Offering
Realty Capital Securities, LLC, an entity which is under common control with the ARC sponsor, and an affiliate of the General Partner, will be the Dealer Manager. The Dealer Manager will receive fees and compensation in connection with the sale of the Common Units. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds of the Offering. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds of the Offering as a dealer manager fee.
The General Partner, its affiliates and the Manager receives compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager.
The Partnership is responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of June 30, 2014, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $1.5 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.
During the three and six months ended June 30, 2014, $279,488 and $307,569 of related party costs were incurred, respectively by the Partnership in connection with the Offering.
As of June 30, 2014, the Partnership had a due to affiliate comprised of $0 to the General Partner, $0 to the Manager and $307,569 to other affiliates for costs incurred by the Partnership. As of December 31, 2013, the Partnership had a payable of $621,825 to the General Partner for costs incurred by the Partnership.
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
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the General Partner in connection with the disposition of Partnership properties from time to time, the General Partner will receive reimbursement for its costs incurred in connection with such activities, plus a fee equal to 0.5% of the contract sales price (excluding any properties acquired from the Partnership by the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or “earn out” amounts), payable in cash concurrently with the Manager's disposition fee for a total of 1.0%. (See Note 3 - Manager and the Management Agreement).
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the prospectus, but including the Partnership’s initial revolving credit facility) and in consideration for the services to be performed by the General Partner in connection therewith, the General Partner will receive a financing coordination fee equal to 0.25% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), payable in cash concurrently with the Manager's financing coordination fee for a total of 0.75%. (See Note 3 - Manager and the Management Agreement).
On the initial closing date, the Partnership issued incentive distribution rights to the General Partner and Holdings. The incentive distribution rights were issued 50% to the General Partner and 50% to Holdings.
Upon a sale of all or substantially all of the Partnership's properties, the General Partner and Holdings will each be entitled to receive a one-time incentive performance payment in cash equal to 12.5% each of the aggregate sale price of the properties net of expenses and of the payment of all debts and obligations, minus the excess, if any, of $20.00 per Common Unit (the original purchase price per Common Unit), less the amount previously distributed after the final termination date of the Offering on the outstanding Common Units.
Upon a listing of the Common Units on a national securities exchange, the General Partner and Holdings will each be entitled to receive either newly issued Common Units or newly issued subordinated units. In either case, the amount received will be equal to 12.5% of the aggregate listing performance distribution amount for all units outstanding divided by the current market price. In addition, the incentive distribution rights held by the General Partner and Holdings will entitle them to receive increasing percentages of distributions made on the Common Units above the targeted minimum quarterly distributions, which will be determined and established upon a listing of the Common Units.
During the three and six months ended June 30, 2014, no fees were incurred or paid in connection with the operations of the Partnership.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
On June 16, 2014, the Partnership commenced business operations. However, because the Partnership had not acquired any assets, borrowed any funds or purchased or sold any derivative, as of June 30, 2014, the Partnership was currently not exposed to interest rate or foreign currency market risks.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
In accordance with Rules 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Partnership, under the supervision and with the participation of the General Partner's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Partnership's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that the Partnership's disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
No change occurred in the Partnership's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the six months ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

PART II
Item 1. Legal Proceedings.
At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.
Item 1A. Risk Factors.
The Partnership's potential risks and uncertainties are presented in the section entitled "Risk Factors" contained on Form S-1 (File No. 333-192852).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Partnership did not sell any equity securities that were not registered under the Securities Act during the three months ended June 30, 2014.
On May 8, 2014, the SEC declared effective the Partnership's Registration Statement on Form S-1 (File No. 333-192852) filed under the Securities Act and the Partnership commenced its initial public offering, on a “reasonable best efforts” basis, of up to 100.0 million Common Units at a price per unit of $20.00. As of June 30, 2014, the Partnership had issued 111,111 Common Units for $2 million.
As of June 30, 2014, offering costs of approximately $1.4 million were associated with the issuance of Common Units.
The Partnership is responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of June 30, 2014, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $1.5 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.
As of June 30, 2014, the Partnership's net offering proceeds, after deducting total offering costs, were approximately $0.6 million.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1(3)	Exclusive Dealer Manager Agreement, dated as of May 8, 2014, among the Partnership, the General Partner and the Dealer Manager
3.1(1)	Certificate of Limited Partnership of the Partnership
3.2(3)	First Amended and Restated Agreement of Limited Partnership, dated as of May 8, 2014
3.3(1)	Certificate of Formation of the General Partner
3.4(1)	Certificate of Formation of AECP Operating Company, LLC
10.1(3)	Amended and Restated Subscription Escrow Agreement, dated as of June 16, 2014, among the Dealer Manager, the Partnership and UMB Bank, N.A.
10.2(3)	Management Services Agreement, dated as of June 16, 2014 and effective as of June 16, 2014, by and among the Manager, the Partnership, and AECP Operating Company, LLC
24(2)	Power of Attorney
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
XBRL (eXtensible Business Reporting Language). The following materials from the Partnership's Quarterly Report on Form 10-Q for the three months ended June 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Partners' Equity (Deficit); (iv) the Consolidated Statement of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith
(1)	Previously filed with the SEC with Pre-Effective Amendment No. 1 to the Partnership’s Registration Statement on Form S-1 on February 13, 2014.
(2)	Previously filed with the SEC with the Partnership’s Registration Statement on Form S-1 on December 13, 2013.
(3)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on June 20, 2014.

AMERICAN ENERGY CAPITAL PARTNERS, LP

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY CAPITAL PARTNERS, LP

By: American Energy Capital Partners GP, LLC, the Registrant's General Partner

Dated: August 8, 2014	By: /s/ Edward M. Weil, Jr. Name: Edward M. Weil, Jr. Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: August 8, 2014	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)