Form 10-Q
period 2014-09-30
American Energy Capital Partners, LP
filed 2014-11-14
CIK 1591834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-192852
American Energy Capital Partners, LP
(Exact Name of Registrant as Specified in its Charter)

Delaware	46-4076419
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

405 Park Avenue - 14th Floor New York, New York	10022
(Address of Principal Executive Office)	(Zip Code)

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

As of October 31, 2014, the Partnership had 190,884 Common Units outstanding.

PART I

Item 1. Financial Statements.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$701,414	$209,469
Prepaid expenses and other assets	86,570	—
Deferred offering costs	—	561,952
Total current assets	$787,984	$771,421

LIABILITIES AND PARTNERS' DEFICIT
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$359,004	$252,117
Due to affiliate	670,216	621,825
Distributions payable	42,933	—
Management fee payable	17,740	—
Total current liabilities	1,089,893	873,942
Commitments and contingencies (Note 5)
General Partner Interest	(301,909)	—
Limited Partners, 148,487 and 0 Common Units issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	—	—
Accumulated deficit	—	(102,521)
Partners' deficit	(301,909)	(102,521)
Total liabilities and partners' deficit	$787,984	$771,421

The accompanying notes are an integral part of these statements.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014

Income	$—	$—
Expenses
Bank fees	—	184
Insurance expense	129,500	172,667
Interest expense	1,421	1,894
Management fee expense	17,740	17,740
Professional fees	41,996	71,996
Total expenses	190,657	264,481
Net loss	(190,657)	(264,481)
Less: General partner interest in net loss	(190,657)	(190,841)
Limited partners' interest in net loss	$—	$(73,640)

Net loss per common unit (basic and diluted)*	$—	$(0.60)
Weighted average common units outstanding (basic and diluted)	123,747	121,976

* Net loss per Common Unit is only calculated for the period subsequent to the initial closing date as no Common Units were outstanding prior to June 16, 2014.

The accompanying notes are an integral part of these statements.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED STATEMENT OF PARTNERS' DEFICIT
For the Nine Months Ended September 30, 2014
(Unaudited)

	General Partner	Limited Partner
	Amount	Number of Common Units	Amount	Accumulated Deficit	Total
December 31, 2013	$—	—	$—	$(102,521)	$(102,521)
Reclassification of accumulated deficit	(103,501)	—	980	102,521	—
Issuance of Common Units	—	148,487	2,742,644	—	2,742,644
Offering costs	(7,567)	—	(2,627,051)	—	(2,634,618)
Net loss	(190,841)	—	(73,640)	—	(264,481)
Distributions	—	—	(42,933)	—	(42,933)
September 30, 2014	$(301,909)	148,487	$—	$—	$(301,909)

The accompanying notes are an integral part of this statement.

AMERICAN ENERGY CAPITAL PARTNERS, LP

CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

Nine Months Ended September 30, 2014
Cash flows from operating activities:
Net loss	$(264,481)
Change in assets and liabilities:
Prepaid expenses and other assets	(86,570)
Accounts payable and accrued expenses	30,871
Management fee payable	17,740
Net cash used in operating activities:	(302,440)

Cash flows from financing activities:
Proceeds from issuance of common units	2,742,644
Payment of equity offering costs	(1,948,259)
Net cash provided by financing activities	794,385

Net change in cash	491,945
Cash and cash equivalents, beginning of period	209,469
Cash and cash equivalents, end of period	$701,414

Supplemental disclosures on non-cash financing activities:
Interest Paid	$1,894
Reclassification of deferred offering costs to additional paid-in capital	$1,034,795
Offering costs in accounts payable and accrued expenses	$328,133
Offering costs in due to affiliate	$670,216
Distributions payable	$42,933

The accompanying notes are an integral part of this statement.

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Note 1 — Organization and Business Operations
American Energy Capital Partners, LP and its consolidated subsidiary, AECP Operating Company, LLC (together, the "Partnership"), were both formed in Delaware on October 30, 2013. The general partner is American Energy Capital Partners GP, LLC (the "General Partner"), which was formed in Delaware on October 30, 2013 and is wholly owned by AR Capital Energy Holdings, LLC (the "ARC Sponsor"). The ARC Sponsor is under common control with AR Capital, LLC. In connection with the formation of the Partnership, the General Partner made an initial capital contribution in the amount of $20 for its general partner interest.
On May 8, 2014, the U.S. Securities and Exchange Commission (the "SEC") declared effective the Partnership's registration statement on Form S-1 (File No. 333-192852) (the "Registration Statement") filed under the Securities Act of 1933, as amended (the "Securities Act") and the Partnership commenced its initial public offering (the "Offering"), on a "reasonable best efforts" basis, of up to 100.0 million common units representing limited partnership interests ("Common Units") at a per unit price of up to $20.00. The Offering is expected to end on May 8, 2016, or two years from the effectiveness of the Registration Statement (the "final termination date"). On June 16, 2014, the Partnership commenced business operations after raising $2.0 million of gross proceeds (the "initial closing"), the amount required for the Partnership to release equity proceeds from escrow, and began the Partnership's business activities, including the acquisition and development of producing and non-producing oil and gas properties, including drilling activities.
The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership are made by the board of directors of the General Partner and its officers. The Partnership entered into a management services agreement (the "Management Agreement") with AECP Management, LLC (the "Manager" or the "AECP Sponsor"). The General Partner will have full authority to direct the activities of the Manager under the Management Agreement. The Manager will provide the Partnership with management and operating services regarding substantially all aspects of operations. Realty Capital Securities, LLC (the "Dealer Manager")serves as the dealer manager of the Offering.
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
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying consolidated financial statements of the Partnership included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
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

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

Fair Value of Financial Instruments
The Partnership's financial instruments, such as cash, prepaid expenses and payables are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
Organizational Costs
Organizational costs may include accounting, legal and regulatory fees incurred related to the formation of the Partnership. Organizational costs are expensed as incurred.
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Partnership’s Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Partnership may be paid by the General Partner, its affiliates and the Manager on behalf of the Partnership. On May 8, 2014, the day the Partnership commenced its Offering, offering costs were reclassified from deferred costs to Partners' deficit. Offering costs may represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Partnership's Common Units. The Partnership will reimburse the General Partner and the Manager in a combined amount of up to 1.5% of the aggregate proceeds of the Offering, payable two-thirds to the General Partner and one-third to the Manager. Neither the General Partner nor the Manager will be entitled to reimbursement for offering and organization expenses to the extent such combined expenses exceed 1.5% of the aggregate offering proceeds. (See Note 4 - Related Party Transactions and Arrangements)
Net Loss Per Common Unit
Net loss per Common Unit is computed by dividing net loss applicable to Common Unit holders by the weighted average number of Common Units outstanding during the period. Net loss per Common Unit is only calculated for the period subsequent to the initial closing date as no Common Units were outstanding prior to June 16, 2014. Diluted net loss per Common Unit is the same as basic net loss per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of September 30, 2014.
Taxes
The Partnership is a disregarded entity for tax purposes. The Partnership will generally pay no taxes but rather the activities of the Partnership will pass through to and be reflected on the tax returns of the partners.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers ("ASU 2014-09")", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This ASU is effective for reporting periods beginning after December 15, 2016, and for interim and annual reporting periods thereafter. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about the Partnership's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter. Early application is permitted. The Partnership is currently evaluating the adoption of this ASU and its impact on the consolidated financial statements.
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
Under the Management Agreement, the Manager will provide management and other services to the Partnership, including the following:

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

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
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager and the General Partner in connection with the disposition of Partnership properties from time to time, the Manager and the General Partner will receive reimbursement for their respective

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

costs incurred in connection with such activities, plus a fee equal to 1.0% of the contract sales price of the properties (excluding any properties acquired from the Partnership by the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or "earn out" amounts), which will be paid one-half (0.5%) to each of the Manager and the General Partner. (See Note 4 - Related Party Transactions and Arrangements).
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
During the three and nine months ended September 30, 2014, $17,740 had been incurred by and payable to the Manager for monthly management fee services under the Management Agreement.
Note 4 — Related Party Transactions and Arrangements
Fees Paid in Connection with the Offering
Realty Capital Securities, LLC, an entity which is under common control with the ARC sponsor, will be the Dealer Manager. The Dealer Manager will receive fees and compensation in connection with the sale of the Common Units. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds of the Offering. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds of the Offering as a dealer manager fee. During the three and nine months ended September 30, 2014, $69,824 of commissions and fees were incurred from the Dealer Manager.
The General Partner, its affiliates and the Manager receives compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager.
The Partnership is responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of September 30, 2014, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $2.6 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.
During the three and nine months ended September 30, 2014, $364,152 and $671,721 of related party costs were incurred, respectively, by the Partnership in connection with the Offering.
As of September 30, 2014, the Partnership had amounts due to affiliate, comprised of $670,216 to affiliates of the General Partner or the Manager for costs incurred by the Partnership. As of December 31, 2013, the Partnership had a payable of $621,825 to the General Partner for costs incurred by the Partnership.
Fees paid in Connection with Operations of the Partnership
The Partnership will reimburse the General Partner on a monthly basis for its allocable portion of administrative costs and third-party expenses it incurs or payments it makes on behalf of the Partnership. Administrative costs include all customary and routine expenses incurred by the General Partner for the conduct of Partnership administration, including legal, finance, accounting, secretarial, travel, office rent, telephone, data processing and other items of a similar nature. Administrative costs do not include any organization and offering expenses incurred by the General Partner and its affiliates. Administrative costs and other charges for goods and services must be fully supportable as to the necessity thereof and the reasonableness of the amount charged. During the three and nine months ended September 30, 2014, no administrative costs of the General Partner were reimbursed in connection with the operations of the Partnership.
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the General Partner in connection with the disposition of Partnership properties from time to time, the General Partner will receive reimbursement of its respective costs incurred in connection with such activities, plus a fee equal to 0.5% of the contract sales price (excluding any properties acquired from the Partnership by

AMERICAN ENERGY CAPITAL PARTNERS, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2014
(Unaudited)

the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or "earn out" amounts), payable in cash concurrently with the Manager's disposition fee for a total of 1.0%. (See Note 3 - Manager and the Management Agreement). During the three and nine months ended September 30, 2014, no disposition fees were reimbursed to the General Partner in connection with the operations of the Partnership.
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the prospectus, but including the Partnership’s initial revolving credit facility) and in consideration for the services to be performed by the General Partner in connection therewith, the General Partner will receive a financing coordination fee equal to 0.25% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), payable in cash concurrently with the Manager's financing coordination fee for a total of 0.75%. (See Note 3 - Manager and the Management Agreement). During the three and nine months ended September 30, 2014, no financing fees were paid to the General Partner in connection with the operations of the Partnership.
On the initial closing date, the Partnership issued incentive distribution rights to the General Partner and AECP Holdings, LLC ("Holdings"), an affiliate of the Manager. The incentive distribution rights were issued 50% to the General Partner and 50% to Holdings.
Upon a sale of all or substantially all of the Partnership's properties, the General Partner and Holdings will each be entitled to receive a one-time incentive performance payment in cash equal to 12.5% of the aggregate sale price of the Partnership's properties net of expenses and of the payment of all debts and obligations, minus the excess, if any, of $20.00 per Common Unit (the original purchase price per Common Unit) of all outstanding Common Units, less the aggregate amounts previously distributed after the final termination date of the Offering on the outstanding Common Units.
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
Note 6 — Subsequent Events
The Partnership has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements except for the following:
Distributions paid
On October 1, 2014, the Partnership paid a cash distribution of $42,933 to holders of Common Units during the period June 16, 2014 through September 30, 2014.
Sale of Common Units
Subsequent to September 30, 2014, the Partnership issued 42,397 Common Units for total gross proceeds of $944,000 based on a per unit value of up to $20.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the accompanying unaudited financial statements of American Energy Capital Partners, LP and its consolidated subsidiary, AECP Operating Company, LLC (together, the "Partnership") and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms "we," "our" and "us" refer to the Partnership.
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
In addition, words such as "anticipate," "believe," "expect" and "intend" indicate a forward-looking statement, although not all forward-looking statements include these words. The forward-looking statements contained in this Quarterly Report on Form 10-Q involve risks and uncertainties. Our actual results could differ materially from those implied or expressed in the forward-looking statements for any reason.
You should not place undue reliance on these forward-looking statements. The forward-looking statements made in this Quarterly Report on Form 10-Q relate only to events as of the date on which the statements are made. We undertake no obligation to update any forward-looking statement to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.
Overview
American Energy Capital Partners, LP and its consolidated subsidiary, AECP Operating Company, LLC (together, the "Partnership"), were both formed in Delaware on October 30, 2013. The general partner is American Energy Capital Partners GP, LLC (the "General Partner"), which was formed in Delaware on October 30, 2013 and is wholly owned by AR Capital Energy Holdings, LLC (the "ARC Sponsor"). In connection with the formation of the Partnership, the General Partner made an initial capital contribution in the amount of $20 for its general partner interest. The ARC Sponsor is under common control with AR Capital, LLC.
On May 8, 2014, the SEC declared effective the Partnership's Registration Statement filed under the Securities Act and the Partnership commenced its Offering, on a "reasonable best efforts" basis, of up to 100.0 million Common Units at a per unit price of up to $20.00. The final termination date is May 8, 2016, or two years from the effectiveness of the Registration Statement. On June 16, 2014, the Partnership commenced business operations after raising $2.0 million of gross proceeds (the "initial closing"), the amount required for the Partnership to release equity proceeds from escrow, and began the Partnership's business activities, including the acquisition and development of producing and non-producing oil and gas properties, including drilling activities.
The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership are made by the board of directors of the General Partner and its officers. The Partnership entered into a Management Agreement with the Manager. The General Partner will have full authority to direct the activities of the Manager under the Management Agreement. The Manager will provide the Partnership with management and operating services regarding substantially all aspects of operations. Realty Capital Securities, LLC serves as the Dealer Manager of the Offering.
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

Significant Accounting Estimates and Critical Accounting Policies
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Partnership’s Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Partnership may be paid by the General Partner, its affiliates and the Manager on behalf of the Partnership. On May 8, 2014, the day the Partnership commenced its Offering, offering costs were reclassified from deferred costs to to Partners' deficit. Offering costs may represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Partnership's Common Units. The Partnership will reimburse the General Partner and the Manager in a combined amount of up to 1.5% of the aggregate proceeds of the Offering, payable two-thirds to the General Partner and one-third to the Manager. Neither the General Partner nor the Manager will be entitled to reimbursement for offering and organization expenses to the extent such combined expenses exceed 1.5% of the aggregate offering proceeds. (See Note 4 - Related Party Transactions and Arrangements).
Net Loss Per Common Unit
Net loss per Common Unit is computed by dividing net loss applicable to Common Unit holders by the weighted average number of Common Units outstanding during the period. Net loss per Common Unit is only calculated for the period subsequent to the initial closing date as no Common Units were outstanding prior to June 16, 2014. Diluted net loss per Common Unit is the same as basic net loss per limited partner unit as there were no potentially dilutive common or subordinated units outstanding as of September 30, 2014.
Taxes
The Partnership is a disregarded entity for tax purposes. The Partnership will generally pay no taxes but rather the activities of the Partnership will pass through to and be reflected on the tax returns of the partners.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers ("ASU 2014-09")", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This ASU is effective for reporting periods beginning after December 15, 2016, and for interim and annual reporting periods thereafter. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
In August 2014, FASB issued ASU No. 2014-15, "Presentation of Financial Statements - Going Concern (Subtopic 205-40), Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern," which requires management to evaluate whether there is substantial doubt about the Partnership's ability to continue as a going concern. This ASU is effective for the annual reporting period ending after December 15, 2016, and for interim and annual reporting periods thereafter. Early application is permitted. The Partnership is currently evaluating the adoption of this ASU and its impact on the consolidated financial statements.
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
During the three and nine months ended September 30, 2014, the Partnership incurred total operating expenses of $172,917 and $246,741, respectively, primarily related to bank fees, ongoing directors and officers insurance expenses and other professional expenses.
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
Distributions
As of September 30, 2014, the Partnership had not paid any distributions. Although the partnership agreement does not require that the Partnership make regular monthly or quarterly distributions, the General Partner intends to distribute on a monthly basis, commencing with the fourth whole month following the initial closing date, to the holders of Common Units cash equal to a non-compounded 6.0% annual rate, which begins to accrue on the initial closing date, or, if later, begins to accrue on the date on which the Partnership received the subscription proceeds from the holders of Common Units, on the $20.00 original purchase price per Common Unit, or the targeted distribution at an annual rate of $1.20 per Common Unit. All or a portion of the distributions made to holders of Common Units may be deemed a return of capital for U.S. Federal income tax.
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
On September 19, 2014, the General Partner approved and authorized the distribution rate equal to $1.20 per annum based on the price of the Partnership's Common Units. This distribution rate corresponds to a 6.0% annualized rate based on the unit price of $20.00 to be calculated based on unitholders of record each day during the applicable period at a rate of $0.00328767123 per day. The distributions will be deemed to accrue with respect to each unit commencing on the escrow break date on which such unit was issued. As of September 30, 2014, the Partnership had a distribution payable of $42,933 for dividends accrued during the period June 16, 2014 through September 30, 2014. The distribution payment was made on October 1, 2014.
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
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager and the General Partner in connection with the disposition of Partnership properties from time to time, the Manager and the General Partner will receive reimbursement for their respective costs incurred in connection with such activities, plus a fee equal to 1.0% of the contract sales price of the properties (excluding any properties acquired from the Partnership by the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or "earn out" amounts), which will be paid one-half (0.5%) to each of the Manager and the General Partner. (See Note 4 - Related Party Transactions and Arrangements).
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
During the three and nine months ended September 30, 2014, $17,740 was incurred by and payable to the the Manager for monthly management fees under the Management Agreement.
Related Party Arrangements
Fees Paid in Connection with the Offering
Realty Capital Securities, LLC, an entity which is under common control with the ARC sponsor, will be the Dealer Manager. The Dealer Manager will receive fees and compensation in connection with the sale of the Common Units. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds of the Offering. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds of the Offering as a dealer manager fee. During the three and nine months ended September 30, 2014, $69,824 of commissions and fees were incurred from the Dealer Manager.
The General Partner, its affiliates and the Manager receives compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager.
The Partnership is responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of September 30, 2014, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $2.6 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.
During the three and nine months ended September 30, 2014, $364,152 and $671,721 of related party costs were incurred, respectively, by the Partnership in connection with the Offering.
As of September 30, 2014, the Partnership had amounts due to affiliate, comprised of $670,216 to affiliates of the General Partner or the Manager for costs incurred by the Partnership. As of December 31, 2013, the Partnership had a payable of $621,825 to the General Partner for costs incurred by the Partnership.
Fees paid in Connection with Operations of the Partnership
The Partnership will reimburse the General Partner on a monthly basis for its allocable portion of administrative costs and third-party expenses it incurs or payments it makes on behalf of the Partnership. Administrative costs include all customary and routine expenses incurred by the General Partner for the conduct of Partnership administration, including legal, finance, accounting, secretarial, travel, office rent, telephone, data processing and other items of a similar nature. Administrative costs do not include any organization and offering expenses incurred by the General Partner and its affiliates. Administrative costs and other charges for goods and services must be fully supportable as to the necessity thereof and the reasonableness of the amount charged. During the three and nine months ended September 30, 2014, no administrative costs of the General Partner were reimbursed in connection with the operations of the Partnership.
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the General Partner in connection with the disposition of Partnership properties from time to time, the General Partner will receive reimbursement for its costs incurred in connection with such activities, plus a fee equal to 0.5% of the contract sales price (excluding any properties acquired from the Partnership by the

General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or “earn out” amounts), payable in cash concurrently with the Manager's disposition fee for a total of 1.0%. (See Note 3 - Manager and the Management Agreement). During the three and nine months ended September 30, 2014, no disposition fees were reimbursed to the General Partner in connection with the operations of the Partnership.
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the prospectus, but including the Partnership’s initial revolving credit facility) and in consideration for the services to be performed by the General Partner in connection therewith, the General Partner will receive a financing coordination fee equal to 0.25% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), payable in cash concurrently with the Manager's financing coordination fee for a total of 0.75%. (See Note 3 - Manager and the Management Agreement). During the three and nine months ended September 30, 2014, no financing fees were paid to the General Partner in connection with the operations of the Partnership.
On the initial closing date, the Partnership issued incentive distribution rights to the General Partner and Holdings. The incentive distribution rights were issued 50% to the General Partner and 50% to Holdings.
Upon a sale of all or substantially all of the Partnership's properties, the General Partner and Holdings will each be entitled to receive a one-time incentive performance payment in cash equal to 12.5% each of the aggregate sale price of the properties net of expenses and of the payment of all debts and obligations, minus the excess, if any, of $20.00 per Common Unit (the original purchase price per Common Unit) of all outstanding Common Units, less the aggregate amounts previously distributed after the final termination date of the Offering on the outstanding Common Units.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
On June 16, 2014, the Partnership commenced business operations. However, because the Partnership had not acquired any assets, borrowed any funds or purchased or sold any derivative, as of September 30, 2014, the Partnership was currently not exposed to interest rate or foreign currency market risks.
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
No change occurred in the Partnership's internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the nine months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, the Partnership's internal controls over financial reporting.

PART II
Item 1. Legal Proceedings.
At the end of the period covered by this Quarterly Report on Form 10-Q, the Partnership was not a party to any material, pending legal proceedings.
Item 1A. Risk Factors.
The Partnership's potential risks and uncertainties are presented in the section entitled "Risk Factors" contained on Form S-1 (File No. 333-192852). There have been no material changes from the risk factors, except for the items described below.

Recent disclosures made by American Realty Capital Properties, Inc., or ARCP, an entity previously sponsored by an entity under common ownership with our ARC sponsor, regarding certain accounting errors have led to the temporary suspension of selling agreements by certain soliciting dealers.

ARCP recently filed a Form 8-K announcing that its audit committee had concluded that the previously issued financial statements and other financial information contained in certain public filings should no longer be relied upon as a result of certain accounting errors that were identified but intentionally not corrected, and other AFFO and financial statement errors that were intentionally made. These accounting errors resulted in the resignations of ARCP’s former chief financial officer and its former chief accounting officer. ARCP has initiated an investigation into these matters that is ongoing, no assurance can be made regarding the outcome of the investigation. ARCP’s former chief financial officer is one of the non-controlling owners of our ARC sponsor, but does not have a role in the management of our ARC sponsor’s or our business.

As a result of this announcement, a number of broker-dealer firms that had been participating in the distribution of our offering have temporarily suspended their participation in the distribution of our offering, as well as offerings of public, non-listed REITs sponsored directly or indirectly by ARC. These temporary suspensions, as well as any future suspensions, could have a material adverse effect on our ability to raise additional capital. We cannot predict the length of time these temporary suspensions will continue, or whether such soliciting dealers will reinstate their participation in the distribution of our offering. In addition, future announcements by ARCP with respect to its ongoing investigation may have an adverse effect on our ability to raise capital. If we are unable to raise substantial funds, we will be limited in the number and type of properties we may acquire and the value of your investment in us will fluctuate with the performance of the specific properties we acquire.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Partnership did not sell any equity securities that were not registered under the Securities Act during the three months ended September 30, 2014.
On May 8, 2014, the SEC declared effective the Partnership's Registration Statement on Form S-1 (File No. 333-192852) filed under the Securities Act and the Partnership commenced its initial public offering, on a "reasonable best efforts" basis, of up to 100.0 million Common Units at a price per unit of $20.00. As of September 30, 2014, the Partnership had issued 148,487 Common Units for $2.7 million.
As of September 30, 2014, offering costs of approximately $2.6 million were associated with the issuance of Common Units.
The Partnership is responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of September 30, 2014, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $2.6 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.
As of September 30, 2014, the Partnership's net offering proceeds, after deducting total organizational and offering costs, were approximately $0.01 million.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1(3)	Exclusive Dealer Manager Agreement, dated as of May 8, 2014, among the Partnership, the General Partner and the Dealer Manager
3.1(1)	Certificate of Limited Partnership of the Partnership
3.2(3)	First Amended and Restated Agreement of Limited Partnership, dated as of May 8, 2014
3.3(1)	Certificate of Formation of the General Partner
3.4(1)	Certificate of Formation of AECP Operating Company, LLC
10.1(3)	Amended and Restated Subscription Escrow Agreement, dated as of June 16, 2014, among the Dealer Manager, the Partnership and UMB Bank, N.A.
10.2(3)	Management Services Agreement, dated as of June 16, 2014 and effective as of June 16, 2014, by and among the Manager, the Partnership, and AECP Operating Company, LLC
10.3(4)	Exhibit D to Management Services Agreement - Form of Joint Operating Agreement
24(2)	Power of Attorney
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
XBRL (eXtensible Business Reporting Language). The following materials from the Partnership's Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Partners' Deficit; (iv) the Consolidated Statement of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith
(1)	Previously filed with the SEC with Pre-Effective Amendment No. 1 to the Partnership’s Registration Statement on Form S-1 on February 13, 2014.
(2)	Previously filed with the SEC with the Partnership’s Registration Statement on Form S-1 on December 13, 2013.
(3)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on June 20, 2014.
(4)	Previously filed with the SEC with the Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form S-1 on September 19, 2014.

AMERICAN ENERGY CAPITAL PARTNERS, LP

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY CAPITAL PARTNERS, LP

By: American Energy Capital Partners GP, LLC, the Registrant's General Partner

Dated: November 13, 2014	By: /s/ Edward M. Weil, Jr. Name: Edward M. Weil, Jr. Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: November 13, 2014	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)