Form 10-Q
period 2015-03-31
AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP
filed 2015-05-15
CIK 1591834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒ The registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934, but is currently not required to file such reports under such sections.

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

As of April 30, 2015, the Partnership had 435,584 Common Units outstanding.

PART I

Item 1. Financial Statements.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS:
Cash	$3,609,293	$2,643,155
Prepaid expenses and other assets	86,333	112,328
Deferred affiliated costs	666,324	818,529
Total current assets	$4,361,950	$3,574,012

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$483,120	$393,476
Due to affiliate	882,971	1,673,195
Management fee payable	76,120	23,860
Distributions payable	42,436	29,598
Total current liabilities	1,484,647	2,120,129
Commitments and contingencies (Note 6)
General Partner Interest	(103,501)	(103,501)
Limited Partners, 418,919 and 290,414 Common Units issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	2,980,804	1,557,384
Partners' equity	2,877,303	1,453,883
Total liabilities and partners' equity	$4,361,950	$3,574,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2015	2014

Income	$—	$—
Expenses
Advisory fees	152,206	—
Insurance expense	129,500	—
Management fee expense	52,260	—
Professional fees	42,567	—
Interest expense	947	—
Other expenses	5,503	—
Bank fees	—	184
Total expenses	382,983	184
Net loss	(382,983)	(184)
Less: General partner interest in net loss	—	(184)
Limited partners' interest in net loss	$(382,983)	$—

Net loss per common unit (basic and diluted)*	$(1.08)	$—
Weighted average common units outstanding (basic and diluted)	354,563	—

* Net loss per Common Unit is only calculated for the period subsequent to the initial closing date as no Common Units were outstanding prior to June 16, 2014.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
For the three months ended March 31, 2015
(Unaudited)

	General Partner	Limited Partner
	Amount	Number of Common Units	Amount	Total
Balance, December 31, 2014	$(103,501)	290,414	$1,557,384	$1,453,883
Issuance of Common Units	—	128,505	2,539,828	2,539,828
Offering costs	—	—	(628,982)	(628,982)
Net loss	—	—	(382,983)	(382,983)
Distributions	—	—	(104,443)	(104,443)
Balance, March 31, 2015	$(103,501)	418,919	$2,980,804	$2,877,303

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(382,983)	$(184)
Change in assets and liabilities:
Prepaid expenses and other assets	25,995	—
Deferred affiliated costs	152,205	—
Accounts payable and accrued expenses	37,609	—
Due to affiliate	(261,234)	—
Management fee payable	52,260	—
Net cash used in operating activities	(376,148)	(184)

Cash flows from financing activities:
Proceeds from issuance of common units	2,539,828	—
Payment of equity offering costs	(1,105,937)	(105,365)
Distributions paid	(91,605)	—
Net cash provided by (used in) financing activities	1,342,286	(105,365)

Net change in cash	966,138	(105,549)
Cash and cash equivalents, beginning of period	2,643,155	209,469
Cash and cash equivalents, end of period	$3,609,293	$103,920

Supplemental information:
Interest Paid	$947	$—
Supplemental non-cash information:
Offering costs in accounts payable and accrued expenses	$266,132	$126,622
Offering costs in due to affiliate	$219,720	$235,356
Distributions payable	$42,436	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Note 1 — Organization and Business Operations
American Energy Capital Partners - Energy Recovery Program, LP and its consolidated subsidiary, AECP Operating Company, LLC (together, the "Partnership"), were both formed in Delaware on October 30, 2013. The general partner is American Energy Capital Partners GP, LLC (the "General Partner"), which was formed in Delaware on October 30, 2013 and is wholly owned by AR Capital Energy Holdings, LLC (the "ARC Sponsor"). The ARC Sponsor is under common control with AR Capital, LLC. In connection with the formation of the Partnership, the General Partner made an initial capital contribution in the amount of $20 for its general partner interest.
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
The Partnership was formed to acquire, develop, operate, produce and sell working and other interests in producing and non-producing oil and gas properties located onshore in the United States. The Partnership will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and non-producing oil and gas properties. As of March 31, 2015, the Partnership had not identified any oil and gas properties. As the Partnership has not yet acquired oil and gas properties, its principal source of cash is the proceeds from the Offering, which the Partnership relies on to finance operations, distributions and capital investments.
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying interim consolidated financial statements of the Partnership included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of the Partnership and its wholly owned subsidiary. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2015 and 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.
These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Annual Report on Form 10-K filed with the SEC on March 20, 2015.
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

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Partnership’s Offering. Offering costs (other than selling commissions and the dealer manager fee) of the Partnership may be paid by the General Partner, its affiliates and the Manager on behalf of the Partnership. On May 8, 2014, the day the Partnership commenced its Offering, offering costs were reclassified from deferred costs to Partners' deficit. Offering costs may represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Partnership's Common Units. The Partnership will reimburse the General Partner and the Manager in a combined amount of up to 1.5% of the aggregate proceeds of the Offering, payable two-thirds to the General Partner and one-third to the Manager. Neither the General Partner nor the Manager will be entitled to reimbursement for offering and organization expenses to the extent such combined expenses exceed 1.5% of the aggregate offering proceeds. (See Note 5 - Related Party Transactions and Arrangements)
Net Loss Per Common Unit
Net loss per Common Unit is computed by dividing net loss applicable to Common Unit holders by the weighted average number of Common Units outstanding during the period. Net loss per Common Unit is only calculated for the period subsequent to the initial closing date as no Common Units were outstanding prior to June 16, 2014. Diluted net loss per Common Unit is the same as basic net loss per Common Unit as there were no potentially dilutive common or subordinated units outstanding as of March 31, 2015.
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
In April 2015, FASB issued an accounting standards update for “Interest - Imputation of Interest,” which simplifies the presentation of debt issuance costs. This accounting standard update requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015 (and interim periods within those fiscal years), with early adoption permitted and retrospective application required. The Partnership is evaluating the impact of this new guidance and does not expect it to have a significant impact on the consolidated financial statements.
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

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

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
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager and the General Partner in connection with the disposition of Partnership properties from time to time, the Manager and the General Partner will receive reimbursement for their respective costs incurred in connection with such activities, plus a fee equal to 1.0% of the contract sales price of the properties (excluding any properties acquired from the Partnership by the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or "earn out" amounts), which will be paid one-half (0.5%) to each of the Manager and the General Partner. (See Note 5 - Related Party Transactions and Arrangements).
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

operations (other than the Offering described in the Registration Statement) and in consideration for the services to be performed by the General Partner and the Manager in connection therewith, the General Partner and the Manager will receive a financing coordination fee equal to 0.75% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), which will be paid two-thirds (0.5%) to the Manager and one-third (0.25%) to the General Partner. (See Note 5 - Related Party Transactions and Arrangements).
During the three months ended March 31, 2015, $52,260 had been incurred by the Manager for monthly management fee services under the Management Agreement. No fees were incurred during the three months ended March 31, 2014. The management fee payable as of March 31, 2015 and December 31, 2014 was $76,120 and $23,860, respectively.
Note 4 — Common Units
As of March 31, 2015, the Partnership had 418,919 Common Units outstanding.
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
The below table shows the distributions paid on shares outstanding during the three months ended March 31, 2015.

Date Paid	Period Covered	Total Distribution
January 2, 2015	December 1, 2014-December 31, 2014	$29,598
February 2, 2015	January 1, 2015-January 31, 2015	30,824
March 2, 2015	February 1, 2015-February 28, 2015	31,183
Total		$91,605
For the three months ended March 31, 2015, the Partnership paid cash dividends of $91,605 and had a net loss of $382,983. As of March 31, 2015, the Partnership had a distribution payable of $42,436 for dividends accrued in the month of March 2015, which was paid on April 1, 2015. There were no distributions accrued or paid during the three months ended March 31, 2014.
Note 5 — Related Party Transactions and Arrangements
Fees Paid in Connection with the Offering
Realty Capital Securities, LLC, an entity which is under common control with the ARC sponsor, is the Dealer Manager. The Dealer Manager will receive fees and compensation in connection with the sale of the Common Units. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds of the Offering. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds of the Offering as a dealer manager fee. During the three months ended March 31, 2015, $226,751 of commissions and fees were incurred from the Dealer Manager. No commissions and fees were incurred from the Dealer Manager during the three months ended March 31, 2014.
The General Partner, its affiliates and the Manager receives compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager.
The Partnership is responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of March 31, 2015, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $3.2 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.
During the three months ended March 31, 2015 and 2014, $194,293 and $28,081 of related party costs were incurred, respectively, by the Partnership in connection with the Offering. As of March 31, 2015, the Partnership had amounts due to affiliate, which included $219,720 to affiliates of the General Partner or the Manager for costs incurred by the Partnership. As of December 31, 2014, the Partnership had amounts due to affiliates, which included $748,710 to the General Partner for costs

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

incurred by the Partnership.
Fees paid in Connection with Operations of the Partnership
The Partnership will reimburse the General Partner on a monthly basis for its allocable portion of administrative costs and third-party expenses it incurs or payments it makes on behalf of the Partnership. Administrative costs include all customary and routine expenses incurred by the General Partner for the conduct of Partnership administration, including legal, finance, accounting, secretarial, travel, office rent, telephone, data processing and other items of a similar nature. Administrative costs do not include any organization and offering expenses incurred by the General Partner and its affiliates. Administrative costs and other charges for goods and services must be fully supportable as to the necessity thereof and the reasonableness of the amount charged. During the three months ended March 31, 2015 and 2014, no administrative costs of the General Partner were reimbursed in connection with the operations of the Partnership.
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the General Partner in connection with the disposition of Partnership properties from time to time, the General Partner will receive reimbursement of its respective costs incurred in connection with such activities, plus a fee equal to 0.5% of the contract sales price (excluding any properties acquired from the Partnership by the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or "earn out" amounts), payable in cash concurrently with the Manager's disposition fee for a total of 1.0%. (See Note 3 - Manager and the Management Agreement). During the three months ended March 31, 2015 and 2014, no disposition fees were reimbursed to the General Partner in connection with the operations of the Partnership.
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the prospectus) and in consideration for the services to be performed by the General Partner in connection therewith, the General Partner will receive a financing coordination fee equal to 0.25% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), payable in cash concurrently with the Manager's financing coordination fee for a total of 0.75%. (See Note 3 - Manager and the Management Agreement). During the three months ended March 31, 2015 and 2014, no financing fees were paid to the General Partner in connection with the operations of the Partnership.
Effective November 12, 2014, the Partnership entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Partnership's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Partnership has accrued and amortizes the cost of $920,000 associated with this agreement over the estimated life of the Offering into "Advisory Fees" on our consolidated statements of operations.
During the three months ended March 31, 2015, $158,121 was incurred in connection with the operations of the Partnership and for the above strategic advisory services. No fees were incurred in connection with the operations of the Partnership during the three months ended March 31, 2014. As of March 31, 2015, the Partnership had amounts due to affiliates, net of receivables of $663,251 for costs incurred by the Partnership. As of December 31, 2014, the $920,000 payable to the Dealer Manager is included in due to affiliates on the Partnership's consolidated balance sheets.
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

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2015
(Unaudited)

increasing percentages of distributions made on the Common Units above the targeted minimum quarterly distributions, which will be determined and established upon a listing of the Common Units.
The Manager will also be entitled to other fees per the Management Agreement. See Note 3 - Manager and the Management Agreement.
Note 6 — Commitments and Contingencies
Litigation
In the ordinary course of business, the General Partner and the Partnership may become subject to litigation, claims and regulatory matters. There are no material legal or regulatory proceedings pending or known to be contemplated against the General Partner or the Partnership.
Note 7 — Subsequent Events
The Partnership has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements except for the following:
Distributions paid
On April 1, 2015, the Partnership paid a cash distribution of $42,436 to holders of Common Units for the month of March 2015.
Sale of Common Units
As of April 30, 2015, the Partnership had 435,584 Common Units outstanding and has raised total gross proceeds of $8,404,001. Subsequent to March 31, 2015, the Partnership issued 16,665 Common Units for total gross proceeds of $330,000 based on a per unit value of up to $20.00.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the accompanying unaudited financial statements of American Energy Capital Partners - Energy Recovery Program, LP and its consolidated subsidiary, AECP Operating Company, LLC (together, the "Partnership") and the notes thereto, and other financial information included elsewhere in this Quarterly Report on Form 10-Q. As used herein, the terms "we," "our" and "us" refer to the Partnership.
The forward-looking statements contained in this Quarterly Report on Form 10-Q may include statements as to:

•	our use of the proceeds of the Offering (as defined below);

•	our business and investment strategy;

•	our ability to make investments in a timely manner or on acceptable terms;

•	our ability to make scheduled payments on our debt obligations;

•	our ability to generate sufficient cash flows to make distributions to our partners;

•	the degree and nature of our competition;

•	the availability of qualified personnel;

•	other factors set forth under the caption "Risk Factors" in our Annual Report on Form 10-K
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
Overview
We are a Delaware limited partnership formed on October 30, 2013. Our general partner is American Energy Capital Partners GP, LLC (the "General Partner"), which was formed in Delaware on October 30, 2013 and is wholly owned by AR Capital Energy Holdings, LLC (the "ARC Sponsor"). The ARC Sponsor is under common control with AR Capital, LLC. In connection with the formation of the Partnership, the General Partner made an initial capital contribution in the amount of $20 for its general partner interest.
On May 8, 2014, the SEC declared effective our Registration Statement filed under the Securities Act and we commenced our Offering, on a "reasonable best efforts" basis, of up to 100.0 million Common Units at a per unit price of up to $20.00. The final termination date is May 8, 2016, or two years from the effectiveness of the Registration Statement. On June 16, 2014, we commenced business operations after raising $2.0 million of gross proceeds (the "initial closing"), the amount required for us to release equity proceeds from escrow, and began our business activities, including the acquisition and development of producing and non-producing oil and gas properties, including drilling activities.
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
We were formed to acquire, develop, operate, produce and sell working and other interests in producing and non-producing oil and gas properties located onshore in the United States. We will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and non-producing oil and gas properties. As of March 31, 2015, we had not identified or acquired any oil and gas properties. As we have not yet acquired oil and gas properties, its principal source of cash is the proceeds from the Offering, which the Partnership relies on to finance operations, distributions and capital investments.
Since May 2014 there has been a rapid and severe decline in oil and natural gas prices. Oil prices have fallen from approximately $108 per barrel on June 1, 2014 to approximately $45 per barrel on March 18, 2015; during the same period, natural gas prices have fallen from almost $5 per mcf to under $3 per mcf. The magnitude of these declines has likely set the stage for a later recovery as supply and demand fundamentals react to the severe price drops and markets are rebalanced.

Additionally, in response to these market changes:
•oil and gas companies have significantly decreased their capital spending;
•the number of rigs drilling for oil and gas in the U.S. has decreased;
•oilfield service costs have decreased; and
•some distressed oil and gas companies are actively seeking to sell their oil and gas wells.
The severe decline in oil and natural gas prices that occurred late in 2014, which has continued into early 2015, has increased the volatility and amplitude of the other risks facing us and may have an impact on our business and financial condition. If oil and natural gas prices remain low for an extended period of time, drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices could impact our revenue, which we intend to partially mitigate with our hedging program. Continued low commodity prices make it more challenging to hedge production at higher price levels. Lower sustained commodity prices or additional commodity price declines may lead to property impairment in future periods, which could have a material adverse effect on our results of operations in the period taken. In February 2015, the Partnership was renamed to American Energy Capital Partners - Energy Recovery Program, LP in order to reflect the industry environment.
Significant Accounting Estimates and Critical Accounting Policies

A summary of our accounting policies is set forth in Note 2 of the Notes to the Consolidated Financial Statements
and its Annual Report on Form 10-K for the year ended December 31, 2014 under “Item 7 – Management's Discussion and
Analysis of Financial Condition and Results of Operations – Significant Accounting Estimates and Critical Accounting
Policies.”
Results of Operations
We were formed to enable investors to invest, indirectly through the Partnership, in oil and gas properties located onshore in the United States. Our primary objectives are:

•	to acquire producing and non-producing oil and gas properties with development potential and to enhance the value of our properties through drilling and other development activities;

•
to make distributions to the holders of our Common Units and , although our partnership agreement does not require it make regular monthly or quarterly distributions, our General Partner intends to distribute on a monthly basis, commencing with the fourth whole month following the initial closing date, to the holders of Common Units cash equal to a non-compounded 6.0% annual rate, which begins to accrue on the initial closing date, or, if later, begins to accrue on the date on which we accepted the subscription proceeds from the holder of Common Units, on the $20.00 original purchase price per Common Unit, or a targeted annual rate of $1.20 per unit, which we refer to as the targeted distribution;

•
beginning five to seven years after the initial closing date, to engage in a liquidity transaction in which we will sell its properties and distribute the net sales proceeds to our partners or list its Common Units on a national securities exchange; and

•	to enable the holders of Common Units to invest in oil and gas properties in a tax efficient manner.
On June 16, 2014, we commenced business operations after raising $2.0 million of gross proceeds, the amount required for us to release equity proceeds from escrow. Because we have not acquired any assets, its management is not aware of any material trends or uncertainties, favorable or unfavorable, other than national economic conditions affecting our targeted portfolio generally, which may be reasonably anticipated to have a material impact on the capital resources and the revenue or income to be derived from the operation of our assets.
During the three months ended March 31, 2015, we incurred total operating expenses of $382,983, primarily related to investment banking fees, directors and officers insurance expenses, management fees and other professional expenses. During the three months ended March 31, 2014, we incurred total operating expenses of $184, primarily related to bank fees.
Liquidity and Capital Resources
The General Partner plans to satisfy our liquidity requirements from the following:

•	subscription proceeds of the Offering;

•	cash flow from future operations; and

•	our borrowings.

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
Distributions
Although the partnership agreement does not require that we make regular monthly or quarterly distributions, our General Partner distributes on a monthly basis, commencing with the fourth whole month following the initial closing date, to the holders of Common Units cash equal to a non-compounded 6.0% annual rate, which begins to accrue on the initial closing date, or, if later, begins to accrue on the date we accepted the subscription proceeds from the holders of Common Units, on the $20.00 original purchase price per Common Unit, or the targeted distribution at an annual rate of $1.20 per Common Unit. All or a portion of the distributions made to holders of Common Units may be deemed a return of capital for U.S. Federal income tax.
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
On September 19, 2014, our General Partner approved and authorized the distribution rate equal to $1.20 per annum based on the price of our Common Units. This distribution rate corresponds to a 6.0% annualized rate based on the unit price of $20.00 to be calculated based on unitholders of record each day during the applicable period at a rate of $0.00328767123 per day. The distributions will be deemed to accrue with respect to each unit commencing on the escrow break date on which such unit was issued. As of March 31, 2015, we had a distribution payable of $42,436 for dividends accrued during the month of March 2015.

	Three Months Ended
	March 31, 2015
Distributions:
Distribution paid in cash	$91,605
Total distributions	$91,605
Source of distribution coverage:
Proceeds from issuance of Common Units	$91,605	100%
Cash flows used in operations	—	—
Total sources of distributions	$91,605	100%
Cash flows used in operations	$(376,148)
Net loss	$(382,983)

Common Unit Repurchase Program
We offer a common unit repurchase program which may provide eligible unitholders with limited, interim liquidity prior to a liquidity event by enabling them to sell common units back to us, subject to restrictions and applicable law, if such repurchases do not impair our capital or operations as determined by our general partner. Subject to limited exceptions, a unitholder must have beneficially held the common units for at least one year prior to offering them for sale to us through our common unit repurchase program, and only those unitholders who purchased their Common Units from us or received their Common Units from us (directly or indirectly) through one or more non-cash transactions may be able to participate in the common unit repurchase program. In other words, once our Common Units are transferred for value by a unitholder, the transferee and all subsequent holders of the Common Units are not eligible to participate in the common unit repurchase program.
Pursuant to the terms of our common unit repurchase program, we intend to make repurchases, if requested, at least once quarterly. We will repurchase common units on the last business day prior to the filing of each quarterly financial filing (and in all events on a date other than a distribution payment date). Each unitholder whose repurchase request is granted will receive the repurchase amount within 30 days after the fiscal quarter in which we grant its repurchase request. Subject to the limitations described in our Registration Statement, we also will repurchase Common Units upon the request of the estate, heir or beneficiary, as applicable, of a deceased unitholder. We will limit the number of Common Units repurchased pursuant to our common unit repurchase program in any calendar year to 5% of the weighted average number of Common Units outstanding on December 31st of the previous calendar year.
Funding for the common unit repurchase program will be derived from proceeds we maintain from the sale of Common Units, borrowings and other operation funds, if any, as our General Partner, in its sole discretion, may reserve for this purpose. We cannot guarantee that the funds set aside for the common unit repurchase program will be sufficient to accommodate all requests made each year.
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

•	investigating and evaluating financing alternatives for any property acquisition and the ownership, development and operations of assets, and any refinancing;

•	operating, or causing one of our affiliates to operate, on our behalf, any properties in which our interest in the property is sufficient to appoint the operator;

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
Commencing with a payment for the month of the initial closing, and for each month thereafter through the final termination date of the Offering, we will pay the Manager a monthly management fee equal to an annual rate of 3.5% of the sum of: (i) the capital contributions made by the holders of Common Units to us from the initial closing through the last day of the preceding month; and (ii) the average outstanding indebtedness of the Partnership during the preceding month.
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
When the Manager operates our properties pursuant to a model form operating agreement, it will receive reimbursement at actual cost for all direct expenses incurred by it on our behalf, including expenses to gather, transport, process, treat and market our oil and natural gas production; and well supervisory fees at competitive rates for maintaining and operating the wells during drilling and producing operations.
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
In conjunction with the financing of our producing and non-producing oil and gas properties and operations (other than the Offering described in the Registration Statement) and in consideration for the services to be performed by the General Partner and the Manager in connection therewith, the General Partner and the Manager will receive a financing coordination fee equal to 0.75% of the principal amount of any financing (as we draw it down if it is not 100% funded in a single closing), which will be paid two-thirds (0.5%) to the Manager and one-third (0.25%) to the General Partner.
During the three months ended March 31, 2015, $52,260 had been incurred by the Manager for monthly management fee services under the Management Agreement. No fees were incurred during the three months ended March 31, 2014. The management fee payable as of March 31, 2015 and December 31, 2014 was $76,120 and $23,860, respectively.
On February 17, 2015 Chesapeake Energy Corporation (“CHK”) filed suit in the District Court of Oklahoma County, Oklahoma against American Energy Partners, LP (“AELP”), and certain other affiliates of the Manager. CHK alleged that Aubrey K. McClendon misappropriated confidential information and trade secrets from CHK, which he subsequently used for the benefit of AELP and the named AELP affiliates. CHK’s claims against AELP and the AELP affiliates include violations of the Oklahoma Uniform Trade Secrets Act, aiding and abetting in Mr. McClendon’s breach of fiduciary duty and usurpation of corporate opportunities, and tortious interference with CHK’s prospective business relationships and CHK seeks an unspecified dollar amount of damages, punitive damages, and a permanent injunction from using CHK’s trade secret information and other relief. Mr. McClendon, AELP, the named AELP affiliates and The Energy and Minerals Group, a primary equity sponsor of AELP affiliates, immediately countered the CHK filing with separate statements asserting that CHK’s claims are baseless and without merit and that they intend to defend themselves vigorously against CHK’s lawsuit and the claims therein. On April 14, 2015 American Energy - Utica (“AEU”) and the Energy & Minerals Group announced that Chesapeake had dismissed AEU and John Doe Defendants 1-20 from the lawsuit filed by Chesapeake. On April 30, 2015 AELP announced that the Oklahoma District Court granted a motion to compel arbitration that had been filed by AELP and other AELP affiliates,  holding that CHK’s claims against AELP and the other defendants must be pursued in arbitration accordance with the agreements between CHK and Mr. McClendon.  As a result of the decision and CHK’s earlier dismissal of AEU and the John Doe Defendants, the proceeding frilled by CHK in the District Court for Oklahoma County is ended and CHK must pursue its claims in arbitration.  There are no claims asserted against the Manager and we do not believe that this matter will have a material adverse effect on our operations, financial condition or prospects. Further, in connection with the formal investigation of Chesapeake commenced in 2012 by the U.S. Department of Justice into potential antitrust violations relating to the acquisition by Chesapeake of certain oil and gas leases, Mr. McClendon is also being investigated.
Related Party Arrangements
Fees Paid in Connection with the Offering
Realty Capital Securities, LLC, an entity which is under common control with the ARC sponsor, is the Dealer Manager. The Dealer Manager will receive fees and compensation in connection with the sale of the Common Units. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds of the Offering. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds of the Offering as a dealer manager fee. During the three months ended March 31, 2015, $226,751 of commissions and fees were incurred from the Dealer Manager. No commissions and fees were incurred from the Dealer Manager during the three months ended March 31, 2014.
The General Partner, its affiliates and the Manager receives compensation and reimbursement for services relating to the

Offering, including transfer agency services provided by an affiliate of the Dealer Manager.
We are responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of March 31, 2015, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $3.2 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.
During the three months ended March 31, 2015 and 2014, $194,293 and $28,081 of related party costs were incurred, respectively, by us in connection with the Offering. As of March 31, 2015, we had amounts due to affiliate, which included $219,720 to affiliates of the General Partner or the Manager for costs incurred by us. As of December 31, 2014, we had amounts due to affiliates, which included $748,710 to the General Partner for costs incurred by us.
Fees paid in Connection with Operations of the Partnership
We will reimburse the General Partner on a monthly basis for its allocable portion of administrative costs and third-party expenses it incurs or payments it makes on our behalf. Administrative costs include all customary and routine expenses incurred by the General Partner for the conduct of our administration, including legal, finance, accounting, secretarial, travel, office rent, telephone, data processing and other items of a similar nature. Administrative costs do not include any organization and offering expenses incurred by the General Partner and its affiliates. Administrative costs and other charges for goods and services must be fully supportable as to the necessity thereof and the reasonableness of the amount charged. During the three months ended March 31, 2015 and 2014, no administrative costs of the General Partner were reimbursed in connection with our operations.
In conjunction with the disposition of our producing and non-producing oil and gas properties and in consideration for the services to be performed by the General Partner in connection with the disposition of our properties from time to time, the General Partner will receive reimbursement of its respective costs incurred in connection with such activities, plus a fee equal to 0.5% of the contract sales price (excluding any properties acquired from us by the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or "earn out" amounts), payable in cash concurrently with the Manager's disposition fee for a total of 1.0%. (See Note 3 - Manager and the Management Agreement). During the three months ended March 31, 2015 and 2014, no disposition fees were reimbursed to the General Partner in connection with our operations.
In conjunction with the financing of our producing and non-producing oil and gas properties and operations (other than the Offering described in the prospectus) and in consideration for the services to be performed by the General Partner in connection therewith, the General Partner will receive a financing coordination fee equal to 0.25% of the principal amount of any financing (as we draw it down if it is not 100% funded in a single closing), payable in cash concurrently with the Manager's financing coordination fee for a total of 0.75%. (See Note 3 - Manager and the Management Agreement). During the three months ended March 31, 2015 and 2014, no financing fees were paid to the General Partner in connection with our operations.
Effective November 12, 2014, we entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of our business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. We have accrued and amortize the cost of $920,000 associated with this agreement over the estimated life of the Offering into "Advisory Fees" on our consolidated statements of operations.
During the three months ended March 31, 2015, $158,121 was incurred in connection with the operations of the Partnership and for the above strategic advisory services. No fees were incurred in connection with the operations of the Partnership during the three months ended March 31, 2014. As of March 31, 2015, the Partnership had amounts due to affiliates, net of receivables of $663,251 for costs incurred by the Partnership. As of December 31, 2014, the $920,000 payable to the Dealer Manager is included in due to affiliates on the Partnership's consolidated balance sheets.
Incentive Distribution Rights
On the initial closing date, we issued incentive distribution rights to the General Partner and AECP Holdings, LLC ("Holdings"), an affiliate of the Manager. The incentive distribution rights were issued 50% to the General Partner and 50% to Holdings.
Upon a sale of all or substantially all of our properties, the General Partner and Holdings will each be entitled to receive a one-time incentive performance payment in cash equal to 12.5% of the aggregate sale price of our properties net of expenses and of the payment of all debts and obligations, minus the excess, if any, of $20.00 per Common Unit (the original purchase price per Common Unit) of all outstanding Common Units, less the aggregate amounts previously distributed after the final termination date of the Offering on the outstanding Common Units.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
On June 16, 2014, we commenced business operations. However, because we had not acquired any assets, borrowed any funds or purchased or sold any derivative, as of March 31, 2015, we are currently not exposed to interest rate or foreign currency market risks.
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
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1. Legal Proceedings.
At the end of the period covered by this Quarterly Report on Form 10-Q, we were not a party to any material, pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the three months ended March 31, 2015.
On May 8, 2014, the SEC declared effective the Partnership's Registration Statement on Form S-1 (File No. 333-192852) filed under the Securities Act and we commenced its initial public offering, on a "reasonable best efforts" basis, of up to 100.0 million Common Units at a price per unit of $20.00. As of March 31, 2015, the Partnership had issued 418,919 Common Units for $8.1 million.
As of March 31, 2015, offering costs of approximately $3.8 million were associated with the issuance of Common Units.
We are responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. The General Partner will be allocated two-thirds of this 1.5% reimbursement cap and the Manager will be allocated one-third of such reimbursement cap. As of March 31, 2015, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $3.2 million, due to the ongoing nature of the Offering and the fact that many expenses were paid before the Offering commenced.
As of March 31, 2015, our net offering proceeds, after deducting total organizational and offering costs, were approximately $4.2 million.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
Not applicable.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

Exhibit No.	Description
1.1(3)	Exclusive Dealer Manager Agreement, dated as of May 8, 2014, among the Partnership, the General Partner and the Dealer Manager
3.1(5)	Amended and Restated Certificate of Limited Partnership of the Partnership
3.2(6)	Second Amended and Restated Agreement of Limited Partnership, dated as of April 29, 2015
3.3(1)	Certificate of Formation of the General Partner
3.4(1)	Certificate of Formation of AECP Operating Company, LLC
10.1(3)	Amended and Restated Subscription Escrow Agreement, dated as of June 16, 2014, among the Dealer Manager, the Partnership and UMB Bank, N.A.
10.2(3)	Management Services Agreement, dated as of June 16, 2014 and effective as of June 16, 2014, by and among the Manager, the Partnership, and AECP Operating Company, LLC
10.3(4)	Exhibit D to Management Services Agreement - Form of Joint Operating Agreement
10.4(7)	Investment Opportunity Allocation Agreement dated effective as of October 24, 2014, among the Partnership, the Manager and American Energy Management Services, LLC
24(2)	Power of Attorney
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
XBRL (eXtensible Business Reporting Language). The following materials from the Partnership's Quarterly Report on Form 10-Q for the three months ended March 31, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Partners' Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

_________________________

*	Filed herewith
(1)	Previously filed with the SEC with Pre-Effective Amendment No. 1 to the Partnership’s Registration Statement on Form S-1 on February 13, 2014.
(2)	Previously filed with the SEC in Post-Effective Amendment No. 2 to the Partnership’s Registration Statement on Form S-1 on January 30, 2015.
(3)	Filed as an exhibit to our quarterly report on Form 10-Q for the quarter ended March 31, 2014 filed with the SEC on June 20, 2014.
(4)	Previously filed with the SEC with the Post-Effective Amendment No. 1 to the Partnership's Registration Statement on Form S-1 on September 19, 2014.
(5)	Previously filed with the SEC in Post-Effective Amendment No. 3 to the Partnership's Registration Statement on Form S-1 on February 17, 2015.
(6)
Previously filed with the SEC in Post-Effective Amendment No. 1 to Post-Effective Amendment No. 4 to the Partnership's Registration Statement on Form S-1 on April 29, 2015, which constitutes Post-Effective Amendment No. 5 to the Partnership's Registration Statement.

(7)	Previously filed with the SEC in Post-Effective Amendment No. 6 to the Partnership's Registration Statement on Form S-1 on May 1, 2015.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

By: American Energy Capital Partners GP, LLC, the Registrant's General Partner

Dated: May 14, 2015	By: /s/ William M. Kahane Name: William M. Kahane Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: May 14, 2015	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)