Form 10-Q
period 2015-06-30
AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP
filed 2015-09-30
CIK 1591834

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of August 31, 2015, the Partnership had 562,287 Common Units outstanding.

PART I
Item 1. Financial Statements.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
CURRENT ASSETS:
Cash	$4,463,890	$2,643,155
Deferred affiliated costs	514,118	818,529
Prepaid expenses and other assets	56,833	112,328
Subscription Receivable	5,000	—
Total current assets	$5,039,841	$3,574,012

LIABILITIES AND PARTNERS' EQUITY
CURRENT LIABILITIES:
Due to affiliates	$1,109,447	$1,673,195
Accounts payable and accrued expenses	425,664	393,476
Management fee payable	112,170	23,860
Distributions payable	50,183	29,598
Total current liabilities	1,697,464	2,120,129

Commitments and contingencies (Note 6)

General Partner Interest	(103,501)	(103,501)
Limited Partners, 511,170 and 290,414 Common Units issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	3,445,878	1,557,384
Partners' equity	3,342,377	1,453,883
Total liabilities and partners' equity	$5,039,841	$3,574,012

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Income	$—	$—	$—	$—
Expenses
Advisory fees	152,206	—	304,412	—
Insurance expense	129,500	43,167	259,000	43,167
Management fee expense	76,050	—	128,310	—
Professional fees	29,075	30,000	71,642	30,000
Other expenses	17,046	—	22,549	184
Interest expense	—	473	947	473
Total expenses	403,877	73,640	786,860	73,824
Net income (loss)	(403,877)	(73,640)	(786,860)	(73,824)
Less: General partner interest in net loss	—	—	—	(184)
Limited partners' interest in net loss	$(403,877)	$(73,640)	$(786,860)	$(73,640)

Net loss per common unit (basic and diluted)*	$(0.85)	$(0.66)	$(1.90)	$(0.66)
Weighted average common units outstanding (basic and diluted)	473,470	111,111	414,345	111,111

* Net loss per Common Unit is only calculated for the period subsequent to the initial closing date as no Common Units were outstanding prior to June 16, 2014.

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

CONSOLIDATED STATEMENT OF PARTNERS' EQUITY
For the six months ended June 30, 2015
(Unaudited)

	General Partner	Limited Partner
	Amount	Number of Common Units	Amount	Total
Balance, December 31, 2014	$(103,501)	290,414	$1,557,384	$1,453,883
Issuance of Common Units	—	220,756	4,377,413	4,377,413
Offering costs	—	—	(1,455,773)	(1,455,773)
Net loss	—	—	(786,860)	(786,860)
Distributions	—	—	(246,286)	(246,286)
Balance, June 30, 2015	$(103,501)	511,170	$3,445,878	$3,342,377

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(786,860)	$(73,824)
Change in assets and liabilities:
Prepaid expenses and other assets	55,495	(60,812)
Deferred affiliated costs	304,411	—
Accounts payable and accrued expenses	8,313	30,000
Due to affiliate	(4,463)	—
Management fee payable	88,310	—
Net cash used in operating activities	(334,794)	(104,636)

Cash flows from financing activities:
Proceeds from issuance of common units	4,372,413	2,000,000
Payment of offering costs	(1,991,183)	(1,370,166)
Distributions paid	(225,701)	—
Net cash provided by financing activities	2,155,529	629,834

Net change in cash	1,820,735	525,198
Cash and cash equivalents, beginning of period	2,643,155	209,469
Cash and cash equivalents, end of period	$4,463,890	$734,667

Supplemental information:
Interest Paid	$947	$473
Supplemental non-cash information:
Reclassification of deferred offering costs to additional paid-in capital	$—	$1,034,795
Offering costs in accounts payable and accrued expenses	$237,972	$251,768
Offering costs in due to affiliate	$189,425	$307,569
Distributions payable	$50,183	$—

The accompanying notes are an integral part of these unaudited consolidated financial statements.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
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
On May 8, 2014, the U.S. Securities and Exchange Commission (the "SEC") declared effective the Partnership's registration statement on Form S-1 (File No. 333-192852) (the "Registration Statement") filed under the Securities Act of 1933, as amended and the Partnership commenced its initial public offering (the "Offering"), on a "reasonable best efforts" basis, of up to 100.0 million common units representing limited partnership interests ("Common Units") at a per unit price of up to $20.00. The Offering is expected to end on May 8, 2016, or two years from the effectiveness of the Registration Statement (the "Final Termination Date"). On June 16, 2014, the Partnership commenced business operations after raising $2.0 million of gross proceeds (the "Initial Closing"), the amount required for the Partnership to release equity proceeds from escrow, and began the Partnership's business activities, including the acquisition and development of producing and non-producing oil and gas properties, including drilling activities.
The Partnership has no officers, directors or employees. Instead, the General Partner manages the day-to-day affairs of the Partnership. All decisions regarding the management of the Partnership are made by the board of directors of the General Partner and its officers. The Partnership entered into a management services agreement (the "Management Agreement") with AECP Management, LLC (the "Manager"). The General Partner will have full authority to direct the activities of the Manager under the Management Agreement. The Manager will provide the Partnership with management and operating services regarding substantially all aspects of operations. Realty Capital Securities, LLC (the "Dealer Manager") serves as the dealer manager of the Offering.
The Partnership was formed to acquire, develop, operate, produce and sell working and other interests in producing and non-producing oil and gas properties located onshore in the United States. The Partnership will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and non-producing oil and gas properties. As of June 30, 2015, the Partnership had not identified any oil and gas properties. As the Partnership has not yet acquired oil and gas properties, its principal source of cash is the proceeds from the Offering, which the Partnership relies on to finance operations, distributions and capital investments.
On September 11, 2015, the Partnership suspended the acceptance of subscriptions pursuant to its initial public offering in anticipation of formally terminating the Offering in the near future. The Partnership has since terminated the Offering and intends to present a proposal for the Partnership’s dissolution and liquidation to its unitholders at a special meeting. In connection with its dissolution and liquidation, the Partnership intends to propose a plan to its unitholders that will include a distribution to unitholders in an amount equal to 100% of their capital contribution to the Partnership exclusive of any distributions already received.
Also on September 11, 2015, in anticipation of the termination of the Offering, the Partnership and the Manager mutually terminated the Management Agreement dated June 16, 2014, pursuant to which the Manager was engaged to provide management and operating services regarding substantially all aspects of the Partnership’s oil and gas operations. As a result, no amounts previously accrued for or outstanding as of June 30, 2015 will be paid to the Manager related to the monthly management fees pursuant to the Management Agreement (See Note 7 — Subsequent Events).
Note 2 — Summary of Significant Accounting Policies
Basis of Accounting and Presentation
The accompanying interim consolidated financial statements of the Partnership included herein were prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") and include the accounts of the Partnership and its wholly owned subsidiary. The information furnished includes all adjustments and accruals of a normal recurring nature, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods. All intercompany accounts and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2015 and 2014 are not necessarily indicative of the results for the entire year or any subsequent interim period.

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

These financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014, which are included in the Annual Report on Form 10-K filed with the SEC on March 20, 2015.
As noted above, on September 11, 2015, the Partnership suspended the acceptance of subscriptions pursuant to the Offering in anticipation of formally terminating the Offering in the near future. Following the termination of the Offering, the General Partner intends to commence the dissolution and liquidation of the Partnership, which will be subject to approval by the Partnership's unitholders. Assuming the plan of liquidation is approved by the Partnership's unitholders and the Partnership is required to file a Quarterly Report on Form 10-Q as of September 30, 2015, the Partnership will apply liquidation accounting. (See Note 7 - Subsequent Events).
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
Offering and Related Costs
Offering and related costs include all expenses incurred in connection with the Partnership’s Offering. Offering costs (other than selling commissions and the dealer manager fees) of the Partnership may be paid by the General Partner, its affiliates and the Manager on behalf of the Partnership. On May 8, 2014, the day the Partnership commenced its Offering, offering costs were reclassified from deferred costs to Partners' deficit. Offering costs may represent professional fees, fees paid to various regulatory agencies, and other costs incurred in connection with the registration and sale of the Partnership's Common Units. The Partnership will reimburse the General Partner and the Manager in a combined amount of up to 1.5% of the aggregate proceeds of the Offering, payable two-thirds to the General Partner and one-third to the Manager. Neither the General Partner nor the Manager will be entitled to reimbursement for offering and organization expenses to the extent such combined expenses exceed 1.5% of the aggregate offering proceeds. (See Note 5 — Related Party Transactions and Arrangements).
Net Loss Per Common Unit
Net loss per Common Unit is computed by dividing net loss applicable to Common Unit holders by the weighted average number of Common Units outstanding during the period. Net loss per Common Unit is only calculated for the period subsequent to the Initial Closing date as no Common Units were outstanding prior to June 16, 2014. Diluted net loss per Common Unit is the same as basic net loss per Common Unit as there were no potentially dilutive common or subordinated units outstanding as of June 30, 2015.
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-09, "Revenue from Contracts with Customers ("ASU 2014-09")", which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. This ASU is effective for reporting periods beginning after December 15, 2016, and for interim and annual reporting periods thereafter. The standard permits the use of either the retrospective or cumulative effect transition method. In July 2015, the FASB approved a deferral of the effective date for ASU 2014-09 for reporting periods beginning after December 15, 2017, and for interim and annual reporting periods thereafter. Early application is permitted, but not before the original effective date. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures.
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
June 30, 2015
(Unaudited)

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
June 30, 2015
(Unaudited)

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
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager and the General Partner in connection with the disposition of Partnership properties from time to time, the Manager and the General Partner will receive reimbursement for their respective costs incurred in connection with such activities, plus a fee equal to 1.0% of the contract sales price of the properties (excluding any properties acquired from the Partnership by the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or "earn out" amounts), which will be paid one-half (0.5%) to each of the Manager and the General Partner. (See Note 5 — Related Party Transactions and Arrangements).
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the Registration Statement) and in consideration for the services to be performed by the General Partner and the Manager in connection therewith, the General Partner and the Manager will receive a financing coordination fee equal to 0.75% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), which will be paid two-thirds (0.5%) to the Manager and one-third (0.25%) to the General Partner. (See Note 5 — Related Party Transactions and Arrangements).
During the three and six months ended June 30, 2015, $76,050 and $128,310, respectively, had been incurred by the Manager for monthly management fee services under the Management Agreement. No fees were incurred during the three and six months ended June 30, 2014. The management fee payable as of June 30, 2015 and December 31, 2014 was $112,170 and $23,860, respectively.
On September 11, 2015, the Partnership suspended the acceptance of subscriptions pursuant to the Offering in anticipation of formally terminating the Offering in the near future. Also on September 11, 2015, in anticipation of the termination of the Offering, the Partnership and the Manager mutually terminated the Management Agreement dated June 16, 2014, pursuant to which the Manager was engaged to provide management and operating services regarding substantially all aspects of the Partnership’s oil and gas operations. As a result, no amounts previously accrued for or outstanding as of June 30, 2015 will be paid to the Manager related to the monthly management fees pursuant to the Management Agreement (See Note 7 — Subsequent Events).
Note 4 — Common Units
As of June 30, 2015, the Partnership had 511,170 Common Units outstanding.
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

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

The below table shows the distributions paid on shares outstanding during the six months ended June 30, 2015.

Date Paid	Period Covered	Total Distribution
January 2, 2015	December 1, 2014 - December 31, 2014	$29,598
February 2, 2015	January 1, 2015 - January 31, 2015	30,824
March 2, 2015	February 1, 2015 - February 28, 2015	31,183
April 1, 2015	March 1, 2015 - March 31, 2015	42,435
May 1, 2015	April 1, 2015 - April 30, 2015	42,962
June 1, 2015	May 1, 2015- May 31, 2015	48,699
Total		$225,701
For the six months ended June 30, 2015, the Partnership paid cash dividends of $225,701 and had a net loss of $786,860. As of June 30, 2015, the Partnership had a distribution payable of $50,183 for dividends accrued in the month of June 2015, which was paid on July 1, 2015. There were no distributions accrued or paid during the six months ended June 30, 2014.
Note 5 — Related Party Transactions and Arrangements
Fees Paid in Connection with the Offering
The Dealer Manager is an entity which is under common control with the ARC Sponsor. The Dealer Manager will receive fees and compensation in connection with the sale of the Common Units. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds of the Offering. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds of the Offering as a dealer manager fee. During the three and six months ended June 30, 2015, $177,052 and $403,803, respectively, of commissions and fees were incurred from the Dealer Manager. No commissions and fees were incurred from the Dealer Manager during the three and six months ended June 30, 2014.
The General Partner, its affiliates and the Manager receives compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager.
The Partnership is responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of the General Partner and the Manager. As of June 30, 2015, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $3.9 million.
During the three and six months ended June 30, 2015, $304,785 and $499,078, respectively, of related party costs were incurred by the Partnership in connection with the Offering. As of June 30, 2015, the Partnership had amounts due to affiliate of $1,109,447 of which $189,425 related to costs incurred in connection with the Offering. As of December 31, 2014, the Partnership had amounts due to affiliates of $1,673,195 of which $748,710 related to costs incurred in connection with the Offering.
Fees paid in Connection with Operations of the Partnership
The Partnership will reimburse the General Partner on a monthly basis for its allocable portion of administrative costs and third-party expenses it incurs or payments it makes on behalf of the Partnership. Administrative costs include all customary and routine expenses incurred by the General Partner for the conduct of Partnership administration, including legal, finance, accounting, secretarial, travel, office rent, telephone, data processing and other items of a similar nature. Administrative costs do not include any organization and offering expenses incurred by the General Partner and its affiliates. Administrative costs and other charges for goods and services must be fully supportable as to the necessity thereof and the reasonableness of the amount charged. During the three and six months ended June 30, 2015 and 2014, no administrative costs of the General Partner were reimbursed in connection with the operations of the Partnership.
In conjunction with the disposition by the Partnership of its producing and non-producing oil and gas properties and in consideration for the services to be performed by the General Partner in connection with the disposition of Partnership properties from time to time, the General Partner will receive reimbursement of its respective costs incurred in connection with such activities, plus a fee equal to 0.5% of the contract sales price (excluding any properties acquired from the Partnership by

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2015
(Unaudited)

the General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or "earn out" amounts), payable in cash concurrently with the Manager's disposition fee for a total of 1.0%. (See Note 3 — Manager and the Management Agreement). During the three and six months ended June 30, 2015 and 2014, no disposition fees were reimbursed to the General Partner in connection with the operations of the Partnership.
In conjunction with the financing by the Partnership of its producing and non-producing oil and gas properties and operations (other than the Offering described in the prospectus) and in consideration for the services to be performed by the General Partner in connection therewith, the General Partner will receive a financing coordination fee equal to 0.25% of the principal amount of any financing (as the Partnership draws it down if it is not 100% funded in a single closing), payable in cash concurrently with the Manager's financing coordination fee for a total of 0.75%. (See Note 3 — Manager and the Management Agreement). During the three and six months ended June 30, 2015 and 2014, no financing fees were paid to the General Partner in connection with the operations of the Partnership.
Effective November 12, 2014, the Partnership entered into an agreement with the Dealer Manager to provide strategic advisory services and investment banking services required in the ordinary course of the Partnership's business, such as performing financial analysis, evaluating publicly traded comparable companies and assisting in developing a portfolio composition strategy, a capitalization structure to optimize future liquidity options and structuring operations. The Partnership has accrued and amortizes the cost of $920,000 associated with this agreement over the estimated life of the Offering into "Advisory Fees" on the Partnership's consolidated statements of operations.
During the three and six months ended June 30, 2015, $152,570 and $310,691, respectively, was incurred in connection with the operations of the Partnership and for the above strategic advisory services. No fees were incurred in connection with the operations of the Partnership during the three and six months ended June 30, 2014. As of June 30, 2015, the Partnership had amounts due to affiliates of $1,109,447 of which $920,023 related to costs incurred in connection with the operations of the Partnership. As of December 31, 2014, the Partnership had amounts due to affiliate of $1,673,195 of which $920,000 related to costs incurred in connection with the operations of the Partnership.
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
The Manager will also be entitled to other fees per the Management Agreement (See Note 3 — Manager and the Management Agreement).
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
June 30, 2015
(Unaudited)

Note 7 — Subsequent Events
The Partnership has evaluated subsequent events through the filing of this Quarterly Report on Form 10-Q and determined that there have not been any events that have occurred that would require adjustments to disclosures in the accompanying consolidated financial statements except for the following:
Suspension of Offering and Termination of Management Agreement
On September 11, 2015, the Partnership suspended the acceptance of subscriptions pursuant to its initial public offering in anticipation of formally terminating the Offering in the near future. The Partnership has since terminated the Offering and intends to present a proposal for the Partnership’s dissolution and liquidation to its unitholders at a special meeting. In connection with its dissolution and liquidation, the Partnership intends to propose a plan to its unitholders that will include a distribution to unitholders in an amount equal to 100% of their capital contribution to the Partnership exclusive of any distributions already received.
If approved by the Partnership's unitholders, the Partnership intends to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well anticipated costs associated with the Partnership's dissolution and liquidation. The Partnership estimates legal fees, ongoing insurance costs and other professional fees to be approximately $600,000 to $700,000 through the dissolution and liquidation. The Partnership expects to recognize the majority of these expenses during the third and fourth quarters of 2015, and no expenses associated with the termination of the Offering have been recognized in the current period financial statements.
In order to make distributions to unitholders in an amount equal to 100% of their capital contributions and cover all outstanding expenses of the Partnership, the Partnership intends on distributing all available cash and expects to have a receivable from the General Partner.
Also on September 11, 2015, in anticipation of the termination of the Offering, the Partnership and the Manager mutually terminated the Management Agreement dated June 16, 2014, pursuant to which the Manager was engaged to provide management and operating services regarding substantially all aspects of the Partnership’s oil and gas operations. As a result, no amounts previously accrued for or outstanding as of June 30, 2015 will be paid to the Manager related to the monthly management fees pursuant to the Management Agreement.
Distributions paid
On July 1, 2015, the Partnership paid a cash distribution of $50,183 to holders of Common Units for the month of June 2015. On August, 1, 2015, the Partnership paid a cash distribution of $54,618 to holders of Common Units for the month of July 2015. On September 1, 2015, the Partnership paid a cash distribution of $56,116 to holders of Common Units for the month of August 2015.
On September 25, 2015, the Partnership suspended its monthly distributions effective as of September 30, 2015.  The final payment of distributions will occur on or about October 1, 2015 in connection with the Partnership’s September 2015 dividend.
Sale of Common Units
As of August 31, 2015, the Partnership had 562,287 Common Units outstanding and had raised total gross proceeds of $10,933,920. Subsequent to June 30, 2015, the Partnership issued 51,117 Common Units for total gross proceeds of $1,022,334 based on a per unit value of up to $20.00.

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
Overview
We are a Delaware limited partnership formed on October 30, 2013. Our general partner is American Energy Capital Partners GP, LLC (the "General Partner"), which was formed in Delaware on October 30, 2013 and is wholly owned by AR Capital Energy Holdings, LLC (the "ARC Sponsor"). The ARC Sponsor is under common control with AR Capital, LLC. In connection with our formation, our General Partner made an initial capital contribution in the amount of $20 for its general partner interest.
On May 8, 2014, the U.S. Securities and Exchange Commission (the "SEC") declared effective our registration statement on Form S-1 (File No. 333-192852) (the "Registration Statement") filed under the Securities Act of 1933, as amended and we commenced its initial public offering (the "Offering"), on a "reasonable best efforts" basis, of up to 100.0 million common units representing limited partnership interests ("Common Units") at a per unit price of up to $20.00. The Offering is expected to end on May 8, 2016, or two years from the effectiveness of the Registration Statement (the "Final Termination Date"). On June 16, 2014, we commenced business operations after raising $2.0 million of gross proceeds (the "Initial Closing"), the amount required for us to release equity proceeds from escrow, and began our business activities, including the acquisition and development of producing and non-producing oil and gas properties, including drilling activities.
We have no officers, directors or employees. Instead, our General Partner manages our day-to-day affairs. All decisions regarding our management are made by the board of directors of our General Partner and its officers. We entered into a management services agreement (the "Management Agreement") with AECP Management, LLC (the "Manager"). Our General Partner will have full authority to direct the activities of the Manager under the Management Agreement. The Manager will provide us with management and operating services regarding substantially all aspects of operations. Realty Capital Securities, LLC (the "Dealer Manager") serves as the Dealer Manager of the Offering.
We were formed to acquire, develop, operate, produce and sell working and other interests in producing and non-producing oil and gas properties located onshore in the United States. We will seek to acquire working interests, leasehold interests, royalty interests, overriding royalty interests, production payments and other interests in producing and non-producing oil and gas properties. As of June 30, 2015, we had not identified or acquired any oil and gas properties. As we have not yet acquired oil and gas properties, its principal source of cash is the proceeds from the Offering, which we rely on to finance operations, distributions and capital investments.
Since May 2014 there has been a rapid and severe decline in oil and natural gas prices. Oil prices have fallen from approximately $108 per barrel on June 1, 2014 to approximately $59 per barrel on June 30, 2015; during the same period, natural gas prices have fallen from almost $5 per mcf to under $3 per mcf. The magnitude of these declines has likely set the stage for a later recovery as supply and demand fundamentals react to the severe price drops and markets are rebalanced.
Additionally, in response to these market changes:

•	oil and gas companies have significantly decreased their capital spending;

•	the number of rigs drilling for oil and gas in the U.S. has decreased;

•	oilfield service costs have decreased; and

•	some distressed oil and gas companies are actively seeking to sell their oil and gas wells.
The severe decline in oil and natural gas prices that occurred late in 2014, which has continued into 2015, has increased the volatility and amplitude of the other risks facing us and may have an impact on our business and financial condition. If oil and natural gas prices remain low for an extended period of time, drilling projects may become uneconomic, which could affect future drilling plans and growth rates. Low commodity prices could impact our revenue, which we intend to partially mitigate with our hedging program. Continued low commodity prices make it more challenging to hedge production at higher price levels. Lower sustained commodity prices or additional commodity price declines may lead to property impairment in future periods, which could have a material adverse effect on our results of operations in the period taken. In February 2015, we were renamed to American Energy Capital Partners - Energy Recovery Program, LP in order to reflect the industry environment.
On September 11, 2015, we suspended the acceptance of subscriptions pursuant to our initial public offering in anticipation of formally terminating the Offering in the near future. We have since terminated the Offering and intend to present a proposal for our dissolution and liquidation to our unitholders at a special meeting. In connection with our dissolution and liquidation, we intend to propose a plan to our unitholders that will include a distribution to unitholders in an amount equal to 100% of their capital contribution to us exclusive of any distributions already received.
Also on September 11, 2015, in anticipation of the termination of the Offering, we and the Manager mutually terminated the Management Agreement dated June 16, 2014, pursuant to which the Manager was engaged to provide management and operating services regarding substantially all aspects of our oil and gas operations. As a result, no amounts previously accrued for or outstanding as of June 30, 2015 will be paid to the Manager related to the monthly management fees pursuant to the Management Agreement.
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

•
to make distributions to the holders of our Common Units and, although our partnership agreement does not require it make regular monthly or quarterly distributions, our General Partner intends to distribute on a monthly basis, commencing with the fourth whole month following the initial closing date, to the holders of Common Units cash equal to a non-compounded 6.0% annual rate, which begins to accrue on the initial closing date, or, if later, begins to accrue on the date on which we accepted the subscription proceeds from the holder of Common Units, on the $20.00 original purchase price per Common Unit, or a targeted annual rate of $1.20 per unit, which we refer to as the targeted distribution;

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
During the three and six months ended June 30, 2015, we incurred total operating expenses of $403,877 and $786,860, respectively, primarily related to investment banking fees, directors and officers insurance expenses, management fees and other professional expenses. During the three and six months ended June 30, 2014, we incurred total operating expenses of $73,640 and $73,824, respectively, related to investment banking fees, directors and officers insurance expenses and other professional expenses.
Liquidity and Capital Resources
Our General Partner plans to satisfy our liquidity requirements from the following:

•	subscription proceeds of the Offering;

•	cash flow from future operations; and

•	our borrowings.
On September 11, 2015, we suspended the acceptance of subscriptions pursuant to our initial public offering in anticipation of formally terminating the Offering in the near future. We have since terminated the Offering and intend to present a proposal for our dissolution and liquidation to our unitholders of record at a special meeting. In connection with our dissolution and liquidation, we intend to propose a plan to our unitholders that will include a distribution to unitholders in an amount equal to 100% of their capital contribution to us exclusive of any distributions already received.
Distributions
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
On September 19, 2014, our General Partner approved and authorized the distribution rate equal to $1.20 per annum based on the price of our Common Units. This distribution rate corresponds to a 6.0% annualized rate based on the unit price of $20.00 to be calculated based on unitholders of record each day during the applicable period at a rate of $0.00328767123 per day. The distributions will be deemed to accrue with respect to each unit commencing on the escrow break date on which such unit was issued. As of June 30, 2015, we had a distribution payable of $50,183 for dividends accrued during the month of June 2015.
On September 25, 2015, we suspended our monthly distributions effective as of September 30, 2015.  The final payment of distributions will occur on or about October 1, 2015 in connection with our September 2015 dividend.

	Three Months Ended		Six Months Ended
	June 30, 2015		June 30, 2015
Distributions:
Distribution paid in cash	$134,096		$225,701
Total distributions	$134,096		$225,701
Source of distribution coverage:
Proceeds from issuance of Common Units	$92,742	69%	$184,347	82%
Cash flows provided by operations	41,354	31%	41,354	18%
Total sources of distributions	$134,096	100%	$225,701	100%
Cash flows provided by (used in) operations	$41,354		$(334,794)
Net income (loss)	$(403,877)		$(786,860)

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
Manager and the Management Agreement
We entered into the Management Agreement with the Manager to provide us with management and operating services regarding substantially all aspects of operations. All services provided by the Manager will be under and subject to the supervision of our General Partner.
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

The Management Agreement provides that we, through the supervision of our General Partner, will direct the services provided under the Management Agreement, and that the Manager will determine the means or method by which those directions are carried out. The Management Agreement further provides that the Manager will conduct the day-to-day operations of the business as provided in draft budgets that the Manager will prepare and we, through the supervision of our General Partner, will have the right to approve and review on a quarterly basis. The Management Agreement also contains a list of activities in which the Manager will not engage without our and/or our General Partner's prior approval.
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
For each month beginning with the first month following the Final Termination Date of the Offering, we will pay a monthly management fee equal to an annual rate of 5.0%, which will be paid four-fifths to the Manager and one-fifth to our General Partner, of the sum of: (i) the capital contributions made by the holders of Common Units to us from the initial closing through the Final Termination Date; and (ii) the average outstanding indebtedness during the preceding month.
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
In conjunction with the disposition of our producing and non-producing oil and gas properties and in consideration for the services to be performed by the Manager and our General Partner in connection with the disposition of our properties from time to time, the Manager and our General Partner will receive reimbursement for their respective costs incurred in connection with such activities, plus a fee equal to 1.0% of the contract sales price of the properties (excluding any properties acquired from us by our General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or "earn out" amounts), which will be paid one-half (0.5%) to each of the Manager and our General Partner.
In conjunction with the financing of our producing and non-producing oil and gas properties and operations (other than the Offering described in the Registration Statement) and in consideration for the services to be performed by our General Partner and the Manager in connection therewith, our General Partner and the Manager will receive a financing coordination fee equal to 0.75% of the principal amount of any financing (as we draw it down if it is not 100% funded in a single closing), which will be paid two-thirds (0.5%) to the Manager and one-third (0.25%) to our General Partner.
During the three and six months ended June 30, 2015, $76,050 and $128,310, respectively had been incurred by the Manager for monthly management fee services under the Management Agreement. No fees were incurred during the three and six months ended June 30, 2014. The management fee payable as of June 30, 2015 and December 31, 2014 was $112,170 and $23,860, respectively.
On September 11, 2015, we suspended the acceptance of subscriptions pursuant to the Offering in anticipation of formally terminating the Offering in the near future. Also on September 11, 2015, in anticipation of the termination of the Offering, we and the Manager mutually terminated the Management Agreement dated June 16, 2014, pursuant to which the Manager was engaged to provide management and operating services regarding substantially all aspects of our oil and gas operations. As a result, no amounts previously accrued for or outstanding as of June 30, 2015 will be paid to the Manager related to the monthly management fees pursuant to the Management Agreement.
Related Party Arrangements
Fees Paid in Connection with the Offering
The Dealer Manager is an entity which is under common control with the ARC Sponsor. The Dealer Manager will receive fees and compensation in connection with the sale of the Common Units. The Dealer Manager will receive a selling commission of up to 7.0% of the gross proceeds of the Offering. In addition, it is expected that the Dealer Manager will receive up to 3.0% of the gross proceeds of the Offering as a dealer manager fee. During the three and six months ended June 30, 2015, $177,052 and $403,803, respectively, of commissions and fees were incurred from the Dealer Manager. No commissions and fees were incurred from the Dealer Manager during the three and six months ended June 30, 2014.
Our General Partner, its affiliates and the Manager receives compensation and reimbursement for services relating to the Offering, including transfer agency services provided by an affiliate of the Dealer Manager.
We are responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of our General Partner and the Manager. As of June 30, 2015, organizational and offering costs exceeded

1.5% of gross proceeds received from the Offering by $3.9 million.
During the three and six months ended June 30, 2015 and 2014, $304,785 and $499,078, respectively, of related party costs were incurred by us in connection with the Offering. As of June 30, 2015, we had amounts due to affiliate of $1,109,447 of which $189,425 related to costs incurred in connection with the Offering. As of December 31, 2014, we had amounts due to affiliates of $1,673,195 of which $748,710 related to costs incurred in connection with the Offering.
Fees paid in Connection with Operations
We will reimburse our General Partner on a monthly basis for its allocable portion of administrative costs and third-party expenses it incurs or payments it makes on our behalf. Administrative costs include all customary and routine expenses incurred by our General Partner for the conduct of our administration, including legal, finance, accounting, secretarial, travel, office rent, telephone, data processing and other items of a similar nature. Administrative costs do not include any organization and offering expenses incurred by our General Partner and its affiliates. Administrative costs and other charges for goods and services must be fully supportable as to the necessity thereof and the reasonableness of the amount charged. During the three and six months ended June 30, 2015 and 2014, no administrative costs of our General Partner were reimbursed in connection with our operations.
In conjunction with the disposition of our producing and non-producing oil and gas properties and in consideration for the services to be performed by our General Partner in connection with the disposition of our properties from time to time, our General Partner will receive reimbursement of its respective costs incurred in connection with such activities, plus a fee equal to 0.5% of the contract sales price (excluding any properties acquired from us by our General Partner, the Manager, or their respective affiliates), (including when paid any deferred payment or "earn out" amounts), payable in cash concurrently with the Manager's disposition fee for a total of 1.0%. During the three and six months ended June 30, 2015 and 2014, no disposition fees were reimbursed to our General Partner in connection with our operations.
In conjunction with the financing of our producing and non-producing oil and gas properties and operations (other than the Offering described in the prospectus) and in consideration for the services to be performed by our General Partner in connection therewith, our General Partner will receive a financing coordination fee equal to 0.25% of the principal amount of any financing (as we draw it down if it is not 100% funded in a single closing), payable in cash concurrently with the Manager's financing coordination fee for a total of 0.75%. During the three and six months ended June 30, 2015 and 2014, no financing fees were paid to our General Partner in connection with our operations.
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
During the three and six months ended June 30, 2015, $152,570 and $310,691, respectively, was incurred in connection with our operations and for the above strategic advisory services. No fees were incurred in connection with our operations during the three and six months ended June 30, 2014. As of June 30, 2015, we had amounts due to affiliates of $1,109,447 of which $920,023 related to costs incurred in connection with our operations. As of December 31, 2014, we had amounts due to affiliate of $1,673,195 of which $920,000 related to costs incurred in connection with our operations.
Incentive Distribution Rights
On the initial closing date, we issued incentive distribution rights to our General Partner and AECP Holdings, LLC ("Holdings"), an affiliate of the Manager. The incentive distribution rights were issued 50% to our General Partner and 50% to Holdings.
Upon a sale of all or substantially all of our properties, our General Partner and Holdings will each be entitled to receive a one-time incentive performance payment in cash equal to 12.5% of the aggregate sale price of our properties net of expenses and of the payment of all debts and obligations, minus the excess, if any, of $20.00 per Common Unit (the original purchase price per Common Unit) of all outstanding Common Units, less the aggregate amounts previously distributed after the Final Termination Date of the Offering on the outstanding Common Units.
Upon a listing of the Common Units on a national securities exchange, our General Partner and Holdings will each be entitled to receive either newly issued Common Units or newly issued subordinated units. In either case, the amount received will be equal to 12.5% of the aggregate listing performance distribution amount for all units outstanding divided by the current market price. In addition, the incentive distribution rights held by our General Partner and Holdings will entitle them to receive increasing percentages of distributions made on the Common Units above the targeted minimum quarterly distributions, which will be determined and established upon a listing of the Common Units.

The Manager will also be entitled to other fees per the Management Agreement.
Recent Developments
On September 11, 2015, we suspended the acceptance of subscriptions pursuant to our initial public offering in anticipation of formally terminating the Offering in the near future. We have since terminated the Offering and intend to present a proposal for our dissolution and liquidation to our unitholders at a special meeting. In connection with our dissolution and liquidation, we intend to propose a plan to our unitholders that will include a distribution to unitholders in an amount equal to 100% of their capital contribution to us exclusive of any distributions already received. The distribution to the unitholders will likely result in taxable gains to each unitholder equal to the excess of the amount of cash received by a unitholder in the distribution over the adjusted tax basis in such unitholder's Common Units.
If approved by our unitholders, we intend to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well anticipated costs associated with our dissolution and liquidation. We estimate legal fees, ongoing insurance costs and other professional fees to be approximately $600,000 to $700,000 through the dissolution and liquidation. We expect to recognize the majority of these expenses during the third and fourth quarters of 2015, and no expenses associated with the termination of the Offering have been recognized in the current period financial statements.
In order to make distributions to unitholders in an amount equal to 100% of their capital contributions and cover all our outstanding expenses, we intend on distributing all available cash and expect to have a receivable from the General Partner.
Also on September 11, 2015, in anticipation of the termination of the Offering, we and the Manager mutually terminated the Management Agreement dated June 16, 2014, pursuant to which the Manager was engaged to provide management and operating services regarding substantially all aspects of our oil and gas operations. As a result, no amounts previously accrued for or outstanding as of June 30, 2015 will be paid to the Manager related to the monthly management fees pursuant to the Management Agreement.
On September 25, 2015, we suspended our monthly distributions effective as of September 30, 2015.  The final payment of distributions will occur on or about October 1, 2015 in connection with our September 2015 dividend.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
On June 16, 2014, we commenced business operations. However, because we had not acquired any assets, borrowed any funds or purchased or sold any derivative, as of June 30, 2015, we are currently not exposed to interest rate or foreign currency market risks.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
In accordance with Rules 13a-15(b) and 15d-15(b) of the Exchange Act, we, under the supervision and with the participation of our General Partner's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q and determined that our disclosure controls and procedures are effective as of the end of the period covered by this Quarterly Report on Form 10-Q.
No change occurred in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15(d)-15(f) of the Exchange Act) during the six months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II
Item 1. Legal Proceedings.
At the end of the period covered by this Quarterly Report on Form 10-Q, we were not a party to any material, pending legal proceedings.
Item 1A. Risk Factors.
There have been no material changes to the Risk Factors disclosed in Part I—Item 1A “—Risk Factors” of our Annual Report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
We did not sell any equity securities that were not registered under the Securities Act during the six months ended June 30, 2015.
On May 8, 2014, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-192852) filed under the Securities Act and we commenced its initial public offering, on a "reasonable best efforts" basis, of up to 100.0 million Common Units at a price per unit of $20.00. As of June 30, 2015, we had issued 511,170 Common Units for $9.9 million.
As of June 30, 2015, offering costs of approximately $4.6 million were associated with the issuance of Common Units.
We are responsible for organizational and offering costs from the ongoing Offering, excluding selling commissions and dealer manager fees, up to a maximum of 1.5% of gross proceeds received from its ongoing Offering of Common Units, measured at the end of the Offering. Organizational and offering costs in excess of the 1.5% cap as of the end of the Offering are the responsibility of our General Partner and the Manager. As of June 30, 2015, organizational and offering costs exceeded 1.5% of gross proceeds received from the Offering by $3.9 million.
As of June 30, 2015, our net offering proceeds, after deducting total organizational and offering costs, were approximately $5.2 million.
Item 3. Defaults upon Senior Securities.
Not applicable.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On September 11, 2015, we suspended the acceptance of subscriptions pursuant to our initial public offering in anticipation of formally terminating the Offering in the near future. We have since terminated the Offering and intend to present a proposal for our dissolution and liquidation to our unitholders at a special meeting. In connection with our dissolution and liquidation, we intend to propose a plan to our unitholders that will include a distribution to unitholders in an amount equal to 100% of their capital contribution to us exclusive of any distributions already received.
If approved by our unitholders, we intend to file a certificate of dissolution, pay, satisfy, resolve or make reasonable provisions for claims and obligations as well anticipated costs associated with our dissolution and liquidation. We estimate legal fees, ongoing insurance costs and other professional fees to be approximately $600,000 to $700,000 through the dissolution and liquidation. We expect to recognize the majority of these expenses during the third and fourth quarters of 2015, and no expenses associated with the termination of the Offering have been recognized in the current period financial statements.
In order to make distributions to unitholders in an amount equal to 100% of their capital contributions and cover all our outstanding expenses, we intend on distributing all available cash and expect to have a receivable from the General Partner.
Also on September 11, 2015, in anticipation of the termination of the Offering, we and the Manager mutually terminated the Management Agreement dated June 16, 2014, pursuant to which the Manager was engaged to provide management and operating services regarding substantially all aspects of our oil and gas operations. As a result, no amounts previously accrued for or outstanding as of June 30, 2015 will be paid to the Manager related to the monthly management fees pursuant to the Management Agreement.

Item 6. Exhibits.
EXHIBITS INDEX
The following exhibits are included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 (and are numbered in accordance with Item 601 of Regulation S-K).

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
XBRL (eXtensible Business Reporting Language). The following materials from the Partnership's Quarterly Report on Form 10-Q for the six months ended June 30, 2015, formatted in XBRL: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Partners' Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to the Consolidated Financial Statements. As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purpose of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

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

AMERICAN ENERGY CAPITAL PARTNERS - ENERGY RECOVERY PROGRAM, LP

By: American Energy Capital Partners GP, LLC, the Registrant's General Partner

Dated: September 29, 2015	By: /s/ William M. Kahane Name: William M. Kahane Title: Chief Executive Officer and President (Principal Executive Officer)

Dated: September 29, 2015	By: /s/ Nicholas Radesca Name: Nicholas Radesca Title: Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)